Form 10KSB
period 1999-12-31
HEAVENLY HOT DOGS INC /DE/
filed 2001-02-20
CIK 823546

HEAVENLY HOT DOGS, INC.

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 1999

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

                    Commission File No. 33-1773NY

                      Heavenly Hot Dogs, Inc.
          (Name of Small Business Issuer in its Charter)

              Nevada                         13-3403584
   (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
    incorporation or organization)

                4685 S. Highland Dr., Suite 202
                   Salt Lake City, UT 84117
            (Address of Principal Executive Offices)

            Issuer's Telephone Number: (801)274-1011



Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes          No  X            (2) Yes   X      No
         ----        ----                 ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1999  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of January 31, 2001, there were 379,334,405 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on January 23, 2001, of $.001 per share, the market value of shares held by nonaffiliates would be $379,334. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          Common Voting Stock
                            January 31, 2001
                              749,334,405


                           Preferred Stock
                           January 31, 2001
                                  0
                          (None authorized)


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------
     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------
History - The Company was organized under the laws of the State of Delaware on April 2, 1987 as BK Ventures, Inc. The Company was organized to create a corporate vehicle to seek and acquire a business opportunity. In March 1988, The Company completed a public offering of 15,785,667 units at $.015 per unit. Each unit consisted of one share common stock, three A warrants to purchase three share of common stock at $.25 per share, and three B warrants to purchase three shares of common stock at $.05 per share. The A warrants had an expiration on March 24, 1989, while the B warrants had an expiration date of March 24, 1990.

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dogs, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985. On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD. On June 3, 1988 HHD changed its name from Heavenly Hot Dogs, Inc. to HHD, Inc. On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dogs, Inc. As a result of the acquisition of HHD, there was a complete change in control of the Company with HHD's officers and directors replacing the Company's officers and directors.

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products. The Company planed to sell franchises for the retail sale of its Chicago style Hot Dogs. The Company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991. The Company's management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company's charter with the state.

In December 1999 the sole officer and director of the Company resigned and selected new management. In March 2000, the new management brought the Company current in its reporting with State of Delaware, which has reinstated the Company's charter.

In June 2000, the Company's officers and directors resigned and selected new management. The Company also changed its domicile from Delaware to Nevada in June 2000.

Since the change in control in December 1999, the Company has had no business operations, and is actively seeking merger or acquisition candidates.

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS
------------------------------------------
None; not applicable

COMPETITION
-----------
Not applicable

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
------------------------------------------
     None; not applicable

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION
------------------------------------------------------------------
     None

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES
-----------------------------------------------------------------
None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT
ACTIVITIES
-----------------------------------------------------------------------
None; not applicable.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-------------------------------------------------------
     None; not applicable.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
-----------------------------------------------------------
     None

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company does not maintain any office nor does it own any property.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to shareholder consent of a majority of the issued and outstanding shares on June 30, 2000, the domicile of the Company was changed from Delaware to Nevada.

                          PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------
     During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on January 23, 2001, of $.001 per share, the market value of shares held by nonaffiliates would be $379,334. There are no preferred shares authorized.

     The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HDOG".

Set forth below are the high and low bid prices for the Company's
Common Stock for the period August 1999 to present.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

September 1999                $0.005            $0.003
December 1999                 $0.005            $0.002


March 2000                    $0.02             $0.005
June 2000                     $0.005            $0.005
September 2000                $0.001            $0.001
December 2000                 $0.001            $0.001

February 2001                 $0.001            $0.001

HOLDERS
-------
     The number of record holders of the Company's common stock as of January 31, 2001, was 862; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

DIVIDENDS
---------
     There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION
------------------

     The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 1999, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS
---------------------

     During the period from January 1, 1999 through December 31, 1999, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING
-----------------------------

     Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE PERIODS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
-------------------------------------------------------------
     The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------
     None; not applicable.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------
     The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 1999 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age                  Position and background
------------                  -----------------------

Each of the following officers and directors were elected effective December 30, 1999:


Kip Eardley, 41     President and Director

               Mr. Eardley has been self-employed as a consultant to various public and private companies since 1989. He performs these services as president and owner of Capital Consulting of Utah, Inc.

John Chymboryk, 47    Secretary, Treasurer and Director

               Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. He served as Vice President and was responsible for the financial operations and in developing and delivering management training. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base.

The following officer and director was elected as the sole officer and director effective as of June 28, 2000:

Elwood Sheperd, 63    Sole Officer and Director

                      Mr. Sheperd is the General Contractor and President of Designer Construction, Inc. Designer Construction specializes in residential and commercial remodeling. He has extensive experience in the construction field and in day-to-day management of corporations.

TERM OF OFFICE
--------------
The term of office of the current directors shall continue until new directors are elected or appointed.

FAMILY RELATIONSHIPS
--------------------
None of the present officer and directors have any family relationship between one another.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------
During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Kip Eardley, President of Capital Consulting of Utah, Inc., which owns approximately 40% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. Elwood Sheperd, President of the Company, owns approximately 9% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

ITEM 10.  EXECUTIVE COMPENSATION.
----------------------------------
During April, 2000 the Company issued 300,000,000 shares of its common stock to an officer for services rendered and payment of expenses, valued at $30,000.

On June 28, 2000 the Company issued 70,000,000 shares of its common stock to an officer for services rendered, valued at $7,000.

No current or prior officer or director has received any other remuneration or compensation from the Company in the past three years, nor has any member of the Company's management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item.

COMPENSATION OF DIRECTORS
-------------------------
     There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT
-----------------------------------------------------------
     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------
    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

Kip Eardley               300,000,000(1)             40.00 %

Elwood Sheperd             70,000,000                 9.34%

(1) Consists of indirect ownership. Mr. Eardley is President of Capital Consulting of Utah, Inc., which owns 300,000,000 shares of common stock.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------
     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name                       Direct        Indirect          % of Class
----------------      --------------  -------------      ----------

Elwood Sheperd         70,000,000              0            9.34 %

All directors and
executives officers
as a group             70,000,000              0            9.34 %
===================    ==========      ==========          =====

CHANGES IN CONTROL
------------------
       In December 1999 the sole officer and director of the Company resigned and selected new management. In April 2000, the Company issued 300,000,000 shares of its common stock for services rendered and payment of expenses. This issuance resulted in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------
     None; not applicable

CERTAIN BUSINESS RELATIONSHIPS
------------------------------
       None; not applicable

INDEBTEDNESS OF MANAGEMENT
--------------------------
       None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE
----------------------------------
None; not applicable.

REPORTS ON FORM 8-K
-------------------
       No report have been filed on Form 8-K.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEAVENLY HOT DOGS, INC.


Date: 2-14-2001        By /s/ Elwood Sheperd, President
                       --------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: 2-14-2001       By /s/ Elwood Sheperd, Director
                      -------------------------------





                 HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                  FINANCIAL STATEMENTS

               DECEMBER 31, 1999 AND 1998




               HEAVENLY HOT DOGS, INC.
            [A Development Stage Company]




                        CONTENTS
                                                            PAGE

Independent Auditors' Report                                      1

Balance Sheets, December 31, 1999 and 1998                        2

Statements of Operations, for the years ended
   December 31, 1999, 1998 and 1997 and from
   the re-entering of development stage on January 1,
   1991 through December 31, 1999                                 3

Statements of Stockholders' (Deficit), from the
   re-entering of development stage on January 1,
   1991 through December 31, 1999                                 4

Statements of Cash Flows, for the years ended
   December 31, 1999, 1998 and 1997 and from
   the re-entering of development stage on January 1,
   1991 through December 31, 1999                                 5

Notes to Financial Statements                                     6 - 9



                            INDEPENDENT AUDITORS' REPORT



Board of Directors
HEAVENLY HOT DOGS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] at December 31, 1999 and 1998, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no on-going operations, has incurred substantial losses since its inception and has no working capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.


June 1, 2000
Salt Lake City, Utah


                HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                     BALANCE SHEETS

                          ASSETS


                                                       December 31,
                                                       ------------
                                                      1999       1998
                                                    --------   --------
CURRENT ASSETS:
       Current Assets                               $     -    $     -
                                                    --------   --------
          Total Current Assets                            -          -
                                                    --------   --------
                                                    $     -    $     -
                                                    ========   ========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
       Accounts payable                             $     -    $     -
                                                    --------   --------
          Total Current Liabilities                       -          -
                                                    --------   --------

STOCKHOLDERS' (DEFICIT):
   Common stock, $.001 par value, 750,000,000
    shares authorized, 379,334,405 shares
    issued and outstanding                          379,334    379,334
   Capital in excess of par value                 1,814,444  1,814,444
   Retained (deficit)                            (2,221,341)(2,221,341)
   Deficit accumulated during the
    development stage                                     -          -
                                                  ---------  ---------
                                                    (27,563)   (27,563)
   Less: 15,750,000 shares of
    treasury stock, at cost                          27,563     27,563
                                                  ---------  ---------
   Total Stockholders' (Deficit)                          -          -
                                                  ---------  ---------
                                                   $      -   $      -
                                                  ========= ==========


The accompanying notes are an integral part of these financial statements.


                 HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                STATEMENTS OF OPERATIONS

                                                           Cumulative from
                                                          the Re-entering of
                                                           Development Stage
                                     For the Year Ended       on January 1,
                                        December 31,          1991 through
                                     ------------------        December 31,
                                   1999     1998     1997        1999
                                  ------   ------   ------  ---------------

REVENUE:
   Sales                          $    -   $    -   $    -      $     -
                                  ------   ------   ------      -------
      Total Revenue                    -        -        -            -
                                  ------   ------   ------      -------
EXPENSES:
    General and administrative         -        -        -            -
                                  ------   ------   ------      -------
      Total Expenses                   -        -        -            -
                                  ------   ------   ------      -------
LOSS FROM OPERATIONS                   -        -        -            -
                                  ------   ------   ------      -------
 CURRENT INCOME TAXES                  -        -        -            -

 DEFERRED INCOME TAX                   -        -        -            -
                                  ------   ------   ------      -------
NET LOSS                          $    -   $    -   $    -      $     -
                                  ======   ======   ======      =======

LOSS PER SHARE                    $    -   $    -   $    -      $     -
                                  ======   ======   ======      =======


The accompanying notes are an integral part of these financial statements.



                      HEAVENLY HOT DOGS, INC.
                   [A Development Stage Company]

               STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON
             JANUARY 1, 1991 THROUGH DECEMBER 31, 1999

                                                    Deficit
                                                    Accumulated  Treasury
                Common Stock   Capital in           During the    Stock
             ----------------- Excess of   Retained Development ---------
           Shares     Amount   Par Value    Deficit   Stage   Shares  Amount
          --------   --------  ----------  --------  -------  ------  ------
BALANCE,
January 1,
1991
        379,334,405 $379,334 $1,814,444 $(2,221,341)$   - 15,750,000 $27,563

Net loss
for the
period ended
December 31,
1991             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1991
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
period ended
December 31,
1992             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1992
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1993             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1993
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1994             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1994
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1995             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1995
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1996             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1996
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1997             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1997
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1998             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1998
       379,334,405  379,334  1,814,444  (2,221,341)    - 15,750,000  27,563

Net loss
for the
year ended
December 31,
1999             -        -          -           -     -          -       -
       -----------  -------  ---------   ---------  ---- ----------  ------
BALANCE,
December 31,
1999
       379,334,405 $379,334 $1,814,444 $(2,221,341) $  - 15,750,000 $27,563
       =========== ======== ========== =========== ===== ========== =======

The accompanying notes are an integral part of this financial statement.



                          HEAVENLY HOT DOGS, INC.
                       [A Development Stage Company]

                          STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH
                                                           Cumulative from
                                                         the Re-entering of
                                                          Development Stage
                                    For the Year Ended      on January 1,
                                      December 31,          1991 through
                                    ------------------      December 31,
                                  1999     1998     1997        1999
                                 ------   ------   ------  --------------
Cash Flows From Operating
Activities:
  Net loss                       $    -   $    -   $    -      $    -
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
  Changes in assets and
   liabilities:
     Increase in accounts payable     -        -         -          -
                                 ------   ------   -------     ------
     Net Cash (Used) by
     Operating Activities             -        -         -          -
                                 ------   ------   -------     ------
Cash Flows From Investing
Activities                            -        -         -          -
                                 ------   ------   -------     ------
     Net Cash (Used) by
     Investing Activities             -        -         -          -
                                 ------   ------   -------     ------
Cash Flows From Financing
Activities                            -        -         -          -
                                 ------   ------   -------     ------
     Net Cash Provided by
     Financing Activities             -        -         -          -
                                 ------   ------   -------     ------
Net Increase in Cash                  -        -         -          -

Cash at Beginning of the Year         -        -         -          -
                                 ------   ------   -------     ------
Cash at End of the Year          $    -   $    -    $    -     $    -
                                 ======   ======   =======     ======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                      $    -   $    -    $    -     $    -
   Income taxes                  $    -   $    -    $    -     $    -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For 1999:
  None

  For 1998:
  None

  For 1997:
  None

The accompanying notes are an integral part of these financial statements.



                         HEAVENLY HOT DOGS, INC.
                     [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Heavenly Hot Dogs, Inc. (the Company) was organized under
the laws of the State of Delaware on April 2, 1987 as BK Ventures, Inc.
The Company was organized to create a corporate vehicle to seek and acquire a business opportunity. In March 1988, The Company completed a public offering of 15,785,667 units at $.015 per unit. Each unit consisted of one share common stock, three A warrants to purchase three shares of common stock at $.25 per share, and three B warrants to purchase three shares of common stock at $.05 per share. The A warrants had an expiration date of March 24, 1989, while the B warrants had an expiration date of March 24, 1990.

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dogs, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985. On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD. On June 3, 1988 HHD changed its name from Heavenly Hot Dogs, Inc. to HHD, Inc. On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dogs, Inc. As a result of the acquisition of HHD, there was a complete change in control of the Company with HHD's officers and directors replacing the Company's officers and directors.

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products. The Company planed to sell franchises for the retail sale of its Chicago style Hot Dogs. The Company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991. The Company's management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company's charter within the state.

In December 1999 the sole officer and director of the Company resigned and selected new management. In March 2000, the new management brought the Company current in its reporting with State of Delaware, which has reinstated the Company's charter. During April 2000, the Company issued 300,000,000 shares of common stock for services rendered and payment of expenses valued at $30,000. This issuance resulted in a change in control of the Company.

In June 2000, the Company's officers and directors resigned and selected new management. In June 2000, the Company issued 70,000,000 shares of its common stock to the new officer and sole director for services rendered to the Company valued at $7,000.

The Company changed its domicile from Delaware to Nevada in June 2000.

Development Stage   The Company is considered a development stage company
as defined in SFAS no. 7.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 5].

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for
Certain Derivative Instruments and Certain Hedging Activities   and
Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 1999 and 1998, unused operating loss carryforwards of approximately $2,200,000, which may be applied against future taxable income and which expire in various years through 2019. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $748,000) at December 31, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 1999 and 1998, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation   The Company did not pay any compensation to its
officers and directors during the years ended December 31, 1999, 1998, and 1997.

Office Space - The Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use its address, as needed, at no expense to the Company.

Change in Management   Subsequent to December 31, 1999, the Company had
a change in control and a change in the officers and Board of Directors of the Company.

NOTE 4   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999, 1998 and 1997 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 1999:
                                                          Cumulative from
                                                         the Re-entering of
                                                          Development Stage
                                 For the Year Ended         on January 1,
                                  December 31,              1991 through
                              ------------------------       December 31,
                              1999      1998      1997          1999
                             ------    ------    ------    --------------
(Loss) from continuing
  operations available
  to common stockholders
  (numerator)                $    -    $    -    $    -        $    -
                             ------    ------    ------        ------
Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period
  (denominator)          379,334,405 379,334,405 379,334,405  379,334,405
                         ----------- ----------- -----------  -----------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6   COMMITMENTS AND CONTINGENCIES

Management believes that the Company is not liable for any existing liabilities related to its former discontinued operations or former subsidiary. Management further believes that with the passage of time the likelihood of any such claim is remote. The Company is not currently named nor is it aware of any such claims or suits against the Company.
No amounts have been reflected or accrued in these financial statements for any contingent liability.

NOTE 7   SUBSEQUENT EVENTS

Change of Management   in June 2000, the Company's officers and directors
resigned and new management was selected.

Sale of Common Stock   During April 2000 the Company issued 300,000,000
shares of its previously authorized but unissued common stock for services rendered and payment of expenses valued at $30,000.

On June 28, 2000 the Company issued 70,000,000 shares of common stock to an officer for services rendered valued at $7,000.

Change of Domicile - In June 2000, the Company changed its domicile from Delaware to Nevada.