Form 10QSB
period 2000-03-31
HEAVENLY HOT DOGS INC /DE/
filed 2001-02-20
CIK 823546

HEAVENLY HOT DOGS, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

     Commission File number: 33-1773NY

                          Heavenly Hot Dogs, Inc.
            (Exact name of registrant as specified in charter)

     Nevada                               13-3403584
State or other jurisdiction of      (I.R.S. Employer I.D. No.)
 incorporation or organization

4685 S. Highland Dr., Suite 202, Salt Lake City, UT     84117
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [ ]   No [X]          (2)  Yes [X]    No [  ]


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as os the last practicable date.

       Class               Outstanding as of March 31, 2000
   Common Stock, $0.001             379,334,405



FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE
RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2000 and December 31, 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period from January 1, 1991 to March 31, 2000, and the cash flows for the three months ended March 31, 2000 and 1999, and the period from January 1, 1991 to March 31, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          Heavenly Hot Dogs, Inc.
                       ( Development Stage Company )
                         CONDENSED BALANCE SHEETS
                                (Unaudited)
                                        March 31,    December 31,
                                          2000          1999
                                         -------       -------
                      ASSETS
CURRENT ASSETS
  Current Assets                        $      -       $     -
                                        --------       --------
     Total Current Assets                      -             -
                                        --------       --------
                                        $      -       $     -
                                        ========       ========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                       $     -       $     -
                                         -------       --------
    Total Current Liabilities                  -             -
                                         -------       --------
STOCKHOLDERS' (DEFICIT)
      Common stock
       750,000,000 shares authorized,
       $.001 par value, 379,334,405
       shares issued and
       outstanding                      379,334       379,334
  Capital in excess of par value      1,814,444     1,814,444
  Retained earnings (deficit)        (2,221,341)   (2,221,341)
  Deficit accumulated during the
    development stage                         -             -
                                       --------      --------
                                        (27,563)      (27,563)
  Less treasury stock,
    15,750,000 shares, at cost           27,563        27,563
                                       --------      --------
    Total Stockholders' (Deficit)       $     -       $     -
                                       --------       --------
                                        $     -       $     -
                                       ========       ========

Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       HEAVENLY HOT DOGS, INC.
                   [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                          Cumulative from
                                                         the Re-entering of
                                           Three Months   Development Stage
                                              Ended        on January 1,
                                             March 31,     1991 through
                                           -------------    March 31,
                                           2000      1999      2000
                                          ------    ------ ---------------
REVENUE                                    $     -   $    -     $     -
                                           -------   ------     -------

EXPENSES:
 General and
    administrative                               -        -           -
                                           -------   ------     -------
      Total Expenses                             -        -           -
                                           -------   ------     -------
LOSS FROM OPERATIONS                             -        -           -
                                           -------   ------     -------
Current Income Taxes                             -        -           -

Deferred Income Taxes                            -        -           -
                                           -------   ------     -------
NET (LOSS)                                $      -  $     -    $      -
                                           -------   ------     -------
(LOSS) PER SHARE:                          $ (.00)   $ (.00)   $   (.00)
                                            ======    ======    ======


The accompanying notes are an integral part of these unaudited condensed financial statements.


                        HEAVENLY HOT DOGS, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                          Cumulative from
                                                         the Re-entering of
                                                          Development Stage
                                  For the Three Months       on January 1,
                                     Ended March 31,         1991 through
                                   -------------------         March 31,
                                    2000         1999            2000
                                   -------     -------   -----------------
Cash Flows From Operating Activities:

 Net loss                           $      -    $      -       $      -
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Changes in assets and liabilities       -           -              -
                                     -------     -------         ------
  Net Cash (Used)
        by Operating Activities            -           -              -
                                     -------     -------         ------
Cash Flows From Investing Activities:
  Net Cash (Used)
        by Investing Activities            -           -              -
                                     -------     -------         ------
Cash Flows From Financing Activities:
  Net Cash (Used)
        by Financing Activities            -           -              -
                                     -------     -------         ------
Net Increase in Cash                       -           -              -

Cash at Beginning of Year                  -           -              -
                                     -------     -------         ------
Cash at End of Year                  $     -     $     -         $    -
                                     =======     =======         ======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
    Interest                        $     -     $     -         $    -
    Income taxes                    $     -     $     -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended March 31, 2000:
       None.

     For the three months ended March 31, 1999:
       None.

The accompanying notes are an integral part of these unaudited condensed financial statements.



                        HEAVENLY HOT DOGS, INC.
                    [A Development Stage Company]

           NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In June 2000, the Company changed its domicile from Delaware to Nevada.

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

The Company has available at March 31, 2000 and December 31, 1999, unused operating loss carryforwards of approximately $2,200,000, which may be applied against future taxable income and which expire in various years through 2019 and 2020. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $763,000) at March 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $12,500 and $0 for March 31, 2000 and December 31, 1999, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation   The Company did not pay any compensation to its
officers and directors during the periods ended March 31, 2000 and 1999.

Office Space - The Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use its address, as needed, at no expense to the Company.

Change in Management   Subsequent to March 31, 2000, the Company had a change
in control and also had a change in the officers and Board of Directors of the Company.

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

NOTE 5   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2000:

                                                            Cumulative from
                                                          the Re-entering of
                                           For the Three   Development Stage
                                           Months Ended      on January 1,
                                             March 31,       1991 through
                                          --------------       March 31,
                                          2000      1999        2000
                                         ------    ------     -----------

(Loss) from continuing
  operations available
  to common
  stockholders
  (numerator)                          $(37,000)  $     -    $(37,000)
                                        --------   ------    --------
Weighted average
  number of common
  shares outstanding
  used in earnings
  per share during
  the period
 (denominator)                        379,334,405            379,334,405
                                                 379,334,405
                                      -----------            -----------
                                                 -----------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6   COMMITMENTS AND CONTINGENCIES

Management believes that the Company is not liable for any existing liabilities related to its former discontinued operations. The Company is not currently named nor is it aware of any such claims or suits against the Company. Management believes that with the passage of time the likelihood of any such claims is remote. No amounts have been reflected or accrued in these financial statements for any contingent liability.

NOTE 7   SUBSEQUENT EVENTS

Change of Management - In June 2000, the Company's officers and directors resigned and new management was selected.

Sale of Common Stock - During April 2000, the Company issued 300,000,000 shares of its previously authorized but unissued common stock for services rendered and payment of expenses valued at $30,000. This issuance resulted in a change of control for the Company.

On June 28, 2000, the Company issued 70,000,000 shares of common stock to an officer for services rendered valued at $7,000.

Change of Domicile - During June 2000, the Company changed its domicile from Delaware to Nevada.



ITEM 2.  PLAN OF OPERATIONS

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2000 through March 31, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Part II - Other Information

Item 1.   Legal Proceedings

None; not applicable.

Item 2.  Changes in Securities.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

No other exhibits were filed on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Heavenly Hot Dogs, Inc.


Date: February 14, 2001        By /s/ Elwood Sheperd
                               ----------------------
                               Elwood Sheperd, President