Form 10QSB
period 2000-09-30
HEAVENLY HOT DOGS INC /DE/
filed 2001-02-20
CIK 823546

HEAVENLY HOT DOGS, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 2000

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

       Class               Outstanding as of September 30, 2000
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


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at September 30, 2000 and December 31, 1999, and the statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period from January 1, 1991 to September 30, 2000, and the cash flows for the nine months ended September 30, 2000 and 1999, and the period from January 1, 1991 to September 30, 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                          Heavenly Hot Dogs, Inc.
                       ( Development Stage Company )
                         CONDENSED BALANCE SHEETS
                                (Unaudited)
                                      September 30,  December 31,
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


                       HEAVENLY HOT DOGS, INC.
                   [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                          Cumulative from
                                                          the Re-entering of
                          Three Months      Nine Months   Development Stage
                             Ended             Ended        on January 1,
                         September 30,    September 30,    1991 through
                          ------------     -------------    September 30,
                         2000     1999     2000      1999      2000
                        ------   ------   ------    ------ ---------------
REVENUE                 $     -   $    -   $     -   $    -     $     -
                        -------   ------   -------   ------     -------

EXPENSES:
     General and
    administrative            -        -    37,000        -      37,000
                        -------   ------   -------   ------     -------
      Total Expenses          -        -    37,000        -      37,000
                        -------  -------   -------   -------    -------
LOSS FROM OPERATIONS          -        -   (37,000)       -     (37,000)
                        -------  -------   -------   -------    -------
Current Income Taxes          -        -         -        -           -
Deferred Income Taxes         -        -         -        -           -
                        -------  -------   -------   -------    -------
NET LOSS               $      -  $     -  $(37,000) $     -    $(37,000)
                        -------  -------   -------   -------    -------
(LOSS) PER SHARE:       $     -  $     -   $ (.00)   $    -    $   (.00)
                         ======   ======    ======    ======    ======


The accompanying notes are an integral part of these unaudited condensed financial statements.


                        HEAVENLY HOT DOGS, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                          Cumulative from
                                                         the Re-entering of
                                                         Development Stage
                                   For the Nine Months     on January 1,
                                   Ended September 30,     1991 through
                                   -------------------     September 30,
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

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2000:
     On April 18, 2000, the Company issued 300,000,000 shares of common stock for services rendered and payment of company expenses, valued at $30,000.

     On June 28, 2000, the Company issued 70,000,000 shares of common stock for services rendered valued at $7,000.

  For the nine months ended September 30, 1999:
     None.

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

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

The Company has available at September 30, 2000 and December 31, 1999, unused operating loss carryforwards of approximately $2,250,000, which may be applied against future taxable income and which expire in various years through 2019 and 2020. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $765,000) at September 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $12,500 and $0 for September 30, 2000 and December 31, 1999, respectively).

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

NOTE 5   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2000:

                                                          Cumulative from
                                                          the Re-entering of
                        For the Three     For the Nine    Development Stage
                        Months Ended      Months Ended     on January 1,
                        September 30,     September 30,    1991 through
                        -------------     --------------   September 30,
                        2000     1999     2000      1999      2000
                      -------  -------   ------    ------  -----------

(Loss) from continuing
  operations available
  to common
  stockholders
  (numerator)        $      -  $    -  $(37,000)  $    -   $(37,000)
                      --------  ------  --------   ------   --------
Weighted average
  number of common
  shares outstanding
  used in earnings
  per share during
  the period
 (denominator)     749,334,405        584,005,938          395,087,214
                            379,334,405         379,334,405
                   -----------        -----------          -----------
                            -----------         -----------

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of September 30, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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