Form 10KSB
period 2000-12-31
HEAVENLY HOT DOGS INC /DE/
filed 2001-04-02
CIK 823546

HEAVENLY HOT DOGS, INC.

                 U. S. Securities and Exchange Commission
                        Washington, D. C. 20549


                             FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2000

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
(1)  Yes  X       No              (2) Yes   X      No
         ----        ----                 ----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 2000  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock
held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of March 29, 2001, there were 379,334,405 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 28, 2001, of $.001 per share, the market value of shares held by nonaffiliates would be $379,334. There are no preferred shares authorized.

             (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

None; Not Applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          Common Voting Stock
                            March 29, 2001
                              749,334,405


                           Preferred Stock
                           March 29, 2001
                                  0
                          (None authorized)


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

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dogs, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985. On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD. On June 3, 1988 HHD changed its name from Heavenly Hot Dogs, Inc. to HHD, Inc. On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dogs, Inc. As a result of the acquisition of HHD, there was a complete change in control of the Company, as HHD's officers and directors replaced the Company's officers and directors.

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products. The Company planed to sell franchises for the retail sale of its Chicago style Hot Dogs. The Company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991. The Company's management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company's charter with the state's.

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

                          PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------
     During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on February 2, 2001, of $.001 per share, the market value of shares held by nonaffiliates would be $379,334. There are no preferred shares authorized.

     The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HDOG".

Set forth below are the high and low bid prices for the Company's
Common Stock for the period August 1999 to present.

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

September 1999                $0.005            $0.003
December 1999                 $0.005            $0.002


March 2000                    $0.02             $0.005
June 2000                     $0.005            $0.005
September 2000                $0.001            $0.001
December 2000                 $0.001            $0.001

March 2001                    $0.001            $0.001

HOLDERS
-------
     The number of record holders of the Company's common stock as of March 29, 2001, was 607; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS
---------------------

     During the period from January 1, 2000 through December 31, 2000, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------
     The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
---------------------
     None; not applicable.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------------------------
     The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2000 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name and age                  Position and background
------------                  -----------------------

Each of the following officers and directors were elected effective December 30, 1999 through June 28, 2000:


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

The following officer and director was elected as the sole officer and director effective as of June 28, 2000:

Elwood Shepard, 63    Sole Officer and Director

                      Mr. Shepard is the General Contractor and President of Designer Construction, Inc. Designer Construction specializes in residential and commercial remodeling. He has extensive experience in the construction field and in day-to-day management of corporations.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
Kip Eardley, President of Capital Consulting of Utah, Inc., which owns approximately 40% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. Elwood Shepard, President of the Company, owns approximately 9% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------
    The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:
                             Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
Name and Address        # of Shares              % of Class
----------------       ----------------          ---------

Kip Eardley             300,000,000(1)             40.00 %

Elwood Shepard           70,000,000                 9.34%

(1) Consists of indirect ownership. Mr. Eardley is President of Capital Consulting of Utah, Inc., which owns 300,000,000 shares of common stock.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------
     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

                            Number and Percentage
                          of Shares Beneficially Owned
                          ----------------------------
                                     # of Shares
Name                       Direct        Indirect          % of Class
----------------      --------------  -------------      ----------

Elwood Shepard         70,000,000              0         9.34 %

All directors and
executives officers
as a group             70,000,000              0            9.34 %
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS
---------------------------------------
     The Company has not had to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

CERTAIN BUSINESS RELATIONSHIPS
------------------------------
       A company related through common control, paid $2,000 on behalf of the Company. These funds are due and payable upon demand and have no stated interest rate.

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

                           HEAVENLY HOT DOGS, INC.


Date: March 29, 2001      By /s/ Elwood Shepard
                            --------------------
                            Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 29, 2001         By /s/ Elwood Shepard
                                -------------------
                                Elwood Shepard, Director




                 HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                  FINANCIAL STATEMENTS

                   DECEMBER 31, 2000





               HEAVENLY HOT DOGS, INC.
            [A Development Stage Company]



                        CONTENTS
                                                                PAGE

Independent Auditors' Report                                      1

Balance Sheets, December 31, 2000                                 2

Statements of Operations, for the years ended
  December 31, 2000 and 1999 and from
  the re-entering of development stage on January 1,
  1991 through December 31, 2000                                 3

Statement of Stockholders' (Deficit), from the
  re-entering of development stage on January 1,
  1991 through December 31, 2000                                 4-5

Statements of Cash Flows, for the years ended
  December 31, 2000 and 1999 and from
  the re-entering of development stage on January 1,
  1991 through December 31, 2000                                 6

Notes to Financial Statements                                    7 - 9



                    INDEPENDENT AUDITORS' REPORT



Board of Directors
HEAVENLY HOT DOGS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no on-going operations, has incurred substantial losses since its inception and has no working capital. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

February 26, 2001
Salt Lake City, Utah


                 HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                      BALANCE SHEET

                          ASSETS


                                                December 31,
                                                ------------
                                                   2000
                                                  --------
CURRENT ASSETS:
  Current Assets                               $     -
                                                 --------
     Total Current Assets                            -
                                                 --------
                                               $     -
                                                 ========


         LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                             $ 2,000
  Accounts payable - related party               2,000
                                               --------
     Total Current Liabilities                   4,000
                                               --------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 750,000,000
   shares authorized, 749,334,405
   issued and outstanding                      749,334
  Capital in excess of par value             1,481,444
  Retained (deficit)                        (2,166,215)
  Deficit accumulated during the
   development stage                           (41,000)
                                              ---------
                                                23,563
  Less:(15,750,000)shares of
   treasury stock, at cost                     (27,563)
                                              ---------
      Total Stockholders' (Deficit)             (4,000)
                                              ---------
                                              $      -
                                              =========



The accompanying notes are an integral part of these financial statements.



                HEAVENLY HOT DOGS, INC.
              [A Development Stage Company]

                STATEMENTS OF OPERATIONS

                                                            Cumulative from
                                                           the Re-entering of
                                                           Development Stage
                                   For the Years Ended       on January 1,
                                      December 31,          1991 through
                                   ------------------        December 31,
                                     2000       1999           2000
                                    ------     ------     ---------------

REVENUE:
  Sales                            $    -     $    -        $     -
                                   ------     ------        -------
    Total Revenue                       -          -              -
                                   ------     ------        -------

EXPENSES:
  General and administrative       41,000          -         41,000
                                   ------     ------        -------

    Total Expenses                 41,000          -         41,000
                                   ------     ------        -------

LOSS FROM OPERATIONS              (41,000)         -        (41,000)

CURRENT INCOME TAXES                    -          -              -

DEFERRED INCOME TAX                     -          -              -
                                   ------     ------        -------

NET LOSS                         $(41,000)    $    -       $(41,000)
                                   ======     ======        =======

LOSS PER SHARE                     $ (.00)    $    -        $  (.00)
                                   ======     ======        =======



The accompanying notes are an integral part of these financial statements.



               HEAVENLY HOT DOGS, INC.
             [A Development Stage Company]

         STATEMENT OF STOCKHOLDERS' (DEFICIT)
     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON
      JANUARY 1, 1991 THROUGH DECEMBER 31, 2000

                                                      Deficit
                                                    Accumulated   Treasury
                 Common Stock   Capital in          During the     Stock
              ----------------- Excess of  Retained Development  ---------
             Shares    Amount   Par Value   Deficit   Stage   Shares   Amount
            --------  --------  ----------  --------  ------- ------   ------
BALANCE,
January 1,
1991
        379,334,405 $379,334 $1,814,444 $(2,166,215)$   -(15,750,000)$(27,563)

Net loss
for the
period ended
December 31,
1991              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1991
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
period ended
December 31,
1992              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1992
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1993              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1993
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1994              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1994
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1995              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1995
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1996              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1996
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1997              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1997
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1998              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1998
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Net loss
for the
year ended
December 31,
1999              -        -          -           -     -          -        -
        -----------  -------  ---------   ---------  ---- ----------   ------
BALANCE,
December 31,
1999
        379,334,405  379,334  1,814,444  (2,166,215)    -(15,750,000) (27,563)

Common
stock
issued for
services
rendered
valued at
$30,000 or
$.0001 per
share,
April 2000
        300,000,000  300,000   (270,000)          -     -          -        -

Common
stock
issued for
services
rendered
valued at
$7,000 or
$.0001 per
share
June 2000
         70,000,000   70,000    (63,000)          -     -          -        -

Net loss
for the
year ended
December 31,
2000              -        -          -           -(41,000)        -        -
        -----------  -------  ---------   --------- ----- ----------   ------
BALANCE,
December 31,
2000
    749,334,405 $749,334 $1,481,444 $(2,166,215)$(41,000)(15,750,000)$(27,563)
    ===========  =======  =========  ==========  =======  ==========  =======

The accompanying notes are an integral part of these financial statements.



                        HEAVENLY HOT DOGS, INC.
                    [A Development Stage Company]

                      STATEMENTS OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH
                                                           Cumulative from
                                                          the Re-entering of
                                                           Development Stage
                                       For the Year Ended     on January 1,
                                       Ended December 31,     1991 through
                                       -------------------     December 31,
                                         2000        1999         2000
                                        -------     -------   -------------
Cash Flows From Operating Activities:

Net loss                               $(41,000)   $      -       $(41,000)
Adjustments to reconcile net
loss to net cash used by
operating activities:
 Non-cash stock issued for expenses      37,000           -         37,000
 Changes in assets and liabilities:
     Increase in accounts payable         2,000           -          2,000
     Increase in accounts payable-
      related party                       2,000           -          2,000
                                        -------     -------         ------
       Net Cash (Used) by
        Operating Activities                  -           -              -
                                        -------     -------         ------
Cash Flows From Investing Activities:
       Net Cash (Used) by
        Investing Activities                  -           -              -
                                        -------     -------         ------
Cash Flows From Financing Activities:
       Net Cash (Used) by
        Financing Activities                  -           -              -
                                        -------     -------         ------
Net Increase in Cash                          -           -              -

Cash at Beginning of Year                     -           -              -
                                        -------     -------         ------
Cash at End of Year                     $     -     $     -         $    -
                                        =======     =======         ======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
       Interest                         $     -     $     -         $    -
       Income taxes                     $     -     $     -         $    -

Supplemental Schedule of Non-cash Investing and Financing Activities:
For 2000:
 A total of 370,000,000 shares of common stock was issued for services rendered, valued at $37,000.

For 1999:
 None.

The accompanying notes are an integral part of these financial statements.



                         HEAVENLY HOT DOGS, INC.
                     [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Heavenly Hot Dogs, Inc. (the Company) was organized under
the laws of the State of Delaware on April 2, 1987. The Company attempted to sell franchises for the retail sale of its Chicago style Hot Dogs. The Company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new business development stage on January 1,

Development Stage   The Company is considered a development stage company
as defined in SFAS no. 7.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)", SFAS No. 138 "Accounting for
Certain Derivative Instruments and Certain Hedging Activities   and
Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $2,260,000, which may be applied against future taxable income and which expire in various years through 2019. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $768,000) at December 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $2,000 and $0 for 2000 and 1999, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation   The Company paid $7,000 and $0 compensation to
its officers and directors during the years ended December 31, 2000 and 1999, respectively.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Change in Management   In June 2000, the Company had a change in the
officers and Board of Directors of the Company.

Accounts Payable - A company through common control, paid $2,000 on behalf of the Company. These funds are due and payable upon demand and have no stated interest rate.

NOTE 4   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has no working capital to pay its expenses and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - STOCK TRANSACTIONS

  Sale of Common Stock - During April 2000 the Company issued 300,000,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000.

  On June 28, 2000 the Company issued 70,000,000 shares of common stock to an officer for services rendered, valued at $7,000.

NOTE 6   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2000:
                                                          Cumulative from
                                                         the Re-entering of
                                                          Development Stage
                                  For the Years Ended       on January 1,
                                     December 31,           1991 through
                              ------------------------       December 31,
                                   2000        1999             2000
                                  ------      ------       --------------
(Loss) from continuing
  operations available
  to common stockholders
  (numerator)                   $(41,000)     $    -        $(41,000)
                                  ------      ------          ------
Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period
  (denominator)              625,452,913   379,334,405    404,011,294
                             -----------   -----------    -----------

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7   COMMITMENTS AND CONTINGENCIES

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