Form 10QSB
period 2001-03-31
HEAVENLY HOT DOGS INC /DE/
filed 2001-05-15
CIK 823546

HEAVENLY HOT DOGS, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                         FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: March 31, 2001

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

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) Yes [X]   No [ ]          (2)  Yes [X]    No [  ]


                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as os the last practicable date.

       Class               Outstanding as of March 31, 2001
   Common Stock, $0.001             750,925

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


                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2001 and December 31, 2000, and the statements of operations for the three months ended March 31, 2001 and 2000 and the period from January 1, 1991 to March 31, 2001, and the cash flows for the three months ended March 31, 2001 and 2000, and the period from January 1, 1991 to March 31, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                          HEAVENLY HOT DOGS, INC.
                       ( Development Stage Company )
                         CONDENSED BALANCE SHEETS
                                  ASSETS
                                (Unaudited)

                                        March 31,    December 31,
                                          2001          2000
                                         -------       -------

CURRENT ASSETS
  Current Assets                        $      -       $     -
                                        --------       --------
     Total Current Assets                      -             -
                                        --------       --------
                                        $      -       $     -
                                        ========       ========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                      $ 4,478        $ 2,000
  Accounts payable - related party        2,000          2,000
                                         -------       --------
      Total Current Liabilities           6,478          4,000
                                         -------       --------
STOCKHOLDERS' (DEFICIT)
  Common stock
       750,000,000 shares authorized,
       $.001 par value, 750,925 and
       74,933 shares issued and
       outstanding, respectively            751            75
  Capital in excess of par value      2,235,027     2,230,703
  Retained earnings (deficit)        (2,166,215)   (2,166,215)
  Deficit accumulated during the
    development stage                   (48,478)      (41,000)
                                       --------      --------
                                         21,085        23,563
  Less treasury stock,
    1,575 shares, at cost               (27,563)      (27,563)
                                       --------      --------
      Total Stockholders' (Deficit)    $(6,478)      $(4,000)
                                       --------       --------
                                       $     -        $     -
                                       ========       ========

Note: The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.


                  HEAVENLY HOT DOGS, INC.
                   [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                          Cumulative from
                                                         the Re-entering of
                                           Three Months   Development Stage
                                               Ended        on January 1,
                                            March 31,     1991 through
                                           -------------    March 31,
                                           2001      2000      2001
                                          ------    ------ ---------------

REVENUE                                    $     -   $    -     $     -
                                           -------   ------     -------

EXPENSES:
  General and
    administrative                           7,478        -      48,478
                                           -------   ------     -------
      Total Expenses                         7,478        -      48,478
                                           -------   ------     -------
LOSS FROM OPERATIONS                        (7,478)       -     (48,478)
                                           -------   ------     -------
CURRENT INCOME TAXES                             -        -           -

DEFERRED INCOME TAXES                            -        -           -
                                           -------   ------     -------
NET LOSS                                  $ (7,478) $     -    $(48,478)
                                           -------   ------     -------
LOSS PER SHARE:                           $   (.08) $     -    $  (1.16)
                                            ======    ======    =======




The accompanying notes are an integral part of these unaudited condensed financial statements.

                   HEAVENLY HOT DOGS, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                       Cumulative from
                                                      the Re-entering of
                                                     Development Stage
                             For the Three Months         on January 1,
                                   Ended March 31,       1991 through
                                   -------------------     March 31,
                                   2001      2000           2001
                                   -------     -------   -----------------
Cash Flows From Operating Activities:

  Net loss                           $ (7,478)   $      -       $(48,478)
     Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Non-cash stock issued for
    services rendered                  5,000           -          42,000
      Changes in assets and liabilities:
     Increase in accounts payable      2,478           -           4,478
     Increase in accounts payable -
       related party                       -           -           2,000
                                     -------     -------         -------
       Net Cash (Used)
        by Operating Activities            -           -              -
                                     -------     -------         ------
Cash Flows From Investing Activities       -           -              -
    Net Cash (Used)                  -------     -------         ------
        by Investing Activities            -           -              -
                                     -------     -------         ------
Cash Flows From Financing Activities       -           -              -
       Net Cash (Used)               -------     -------         ------
        by Financing Activities            -           -              -
                                     -------     -------         ------
Net Increase in Cash                       -           -              -

Cash at Beginning of Year                  -           -              -
                                     -------     -------         ------
Cash at End of Year                  $     -     $     -         $    -
                                     =======     =======         ======

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                        $     -     $     -         $    -
       Income taxes                    $     -     $     -         $    -


Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended March 31, 2001:
       The Company issued 500,000 shares of common stock for services rendered valued at $5,000 or $.01 per share

       The Company issued 175,992 shares of common stock for rounding related To the 1-for-10,000 reverse split.

     For the three months ended March 31, 2000:
       None.



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

Reverse Stock Split - In March 2001, the Company effected a one for ten thousand reverse stock split. This change has been reflected throughout these financial statements.

NOTE 2 - INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 20001, unused operating loss carryforwards of approximately $2,200,000, which may be applied against future taxable income and which expire in various years through 2020. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $752,000) at March 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $2,500 and $2,000 for 2001 and 2000, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation   The Company issued 500,000 shares to its sole officer
and director for services rendered values at $5,000.The Company paid no compensation to its officers and directors during the three month period ended March 31, 1999.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Change in Management - In June 2000, the Company had a change in the officers and Board of Directors of the Company.

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

NOTE 5 - STOCK TRANSACTIONS

Issuance of Common Stock - On March 28, 2001, the Company issued 175,992 shares of common stock for rounding related to the one for ten thousand reverse split. The board of directors resolved to have no shareholder of record be reversed below 100 shares. All shareholders of record with less than one hundred shares, pre-split, were not affected by the reverse split. The Company also issued 500,000 shares to an officer for services rendered, valued at $5,000 or $.01 per share.

On June 28, 2000 the Company issued 7,000 shares of common stock to an officer for services rendered, valued at $7,000, or $1.00 per share.

During April 2000 the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

NOTE 6   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2001:
                                                          Cumulative from
                                                         the Re-entering of
                                    For the Three         Development Stage
                                    Months Ended           on January 1,
                                     March 31,              1991 through
                              ------------------------        March 31,
                                   2001        2000             2001
                                  ------      ------       --------------
(Loss) from continuing
  operations available
  to common stockholders
  (numerator)                   $ (7,478)     $     -        $(48,478)
                                  ------      -------          ------
Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period
  (denominator)                   97,466        37,933         41,774
                                  ------       -------         ------

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through March 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On March 28, 2001 the Company, through shareholder consent, effected a 1 for 10,000 reverse split of its common stock. No shareholder of record was reversed below 100 shares, shareholders with less than 100 shares prior to the reverse were not affected.

Item 5.   Other Information.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

No other exhibits were filed on Form 8-K.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Heavenly Hot Dogs, Inc.


Date: May 15, 2001        By /s/ Elwood Shepard
                               ----------------------
                               Elwood Shepard, President