Form 10QSB
period 2001-09-30
HEAVENLY HOT DOGS INC /DE/
filed 2001-11-14
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in charter)

Nevada	13-3403584
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84117

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 801 274-1011

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Class Outstanding as of September 30, 2001

Common Stock, $0.001 749,350

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the period from January 1, 1991 to September 30, 2001, and the cash flows for the nine months ended September 30, 2001 and 2000, and the period from January 1, 1991 to September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS
PAGE
Unaudited Condensed Balance Sheets, September 30, 2001 and December 31, 2000	2
Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2001 and 2000, and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2001	3
Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2001	4
Notes to Unaudited Condensed Financial Statements	5 - 8

HEAVENLY HOT DOGS, INC.
( Development Stage Company )
CONDENSED BALANCE SHEETS
ASSETS
	September 30,	December 31,
	2001	2000
	-------	-------
CURRENT ASSETS
Current Assets	$ -	$ -
	--------	--------
Total Current Assets	-	-
	--------	--------
	$ -	$ -
	======	=====
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 2,000
Accounts payable - related party	11,546	2,000
	-------	--------
Total Current Liabilities	11,546	4,000
	-------	--------
STOCKHOLDERS' (DEFICIT)
Common stock	749	75
750,000,000 shares authorized, $.001 par value, 749,350 and 74,933 shares issued and outstanding, respectively
Capital in excess of par value	2,207,466	2,230,703
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(53,546)	(41,000)
	------------	----------
	(11,546)	23,563
Less treasury stock, 0 shares and 1,575 shares at cost, respectively	-	(27,563)
	-------------	------------
Total Stockholders' (Deficit)	$ (11,546)	$ (4,000)
	-----------	--------
	$ -	$ -
	=======	======

Note: The Balance Sheet as of December 31, 2000, was taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.
[A Development Stage Company]
CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000	Cumulative from the Re-entering of Development Stage on January 1, 1991 through September 30, 2001
REVENUE	$ -	$ -	$ -	$ -	$ -
	----------	----------	---------	---------	---------
Total Revenue	-	-	-	-	-
	----------	----------	----------	----------	----------
EXPENSES:
General and administrative	3,568	-	12,546	37,000	53,546
	---------	----------	--------	---------	---------
Total Expenses	3,568	-	12,546	37,000	53,546
	--------	---------	--------	---------	---------
LOSS FROM OPERATIONS	$ (3,568)	-	$ (12,546)	$ (37,000)	$ (53,546)
CURRENT INCOME TAXES	-	-	-	-	-
DEFERRED INCOME TAXES	-	-	-	-	-
	-------	--------	---------	--------	---------
NET LOSS	$(3,568)	$ -	$(12,546)	$(37,000)	$(53,546)
	=====	======	=====	======	======
LOSS PER SHARE:	$ (.00)	$ (0.00)	$ (0.09)	$ (0.63)	$ (0.72)
	=======	======	=======	=======	======

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.
[A Development Stage Company]
CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000	Cumulative from the Re-entering of Development Stage on January 1, 1991 through September 30, 2001
Cash Flows From Operating Activities:
Net loss	$ (12,546)	$(37,000)	$(53,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash stock issued for services rendered	5,000	37,000	42,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,000)	-	-
Increase in accounts payable - related party	9,546	-	11,546
	--------	--------	--------
Net Cash (Used) by Operating Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-
Net Cash (Used) by Financing Activities	-	-	-
	--------	--------	--------
Net Increase in Cash	-	-	-
Cash at Beginning of Year	-	-	-
	-------	--------	--------
Cash at End of Year	$ -	$ -	$ -
	=====	=====	=====
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2001:
In March 2001 the Company issued 500,000 shares of common stock for services rendered valued at $5,000 or $.01 per share
In August 2001 the Company cancelled 1,575 shares of treasury stock which had been previously purchased for $27,563 or $17.50 per share.
For the nine months ended September 30, 2000:
None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.
[A Development Stage Company]
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Heavenly Hot Dogs, Inc. ("the Company") was organized under the laws of the State of Delaware on April 12, 1987. The Company attempted to sell franchises for the retail sale of its Chicago style Hot Dogs. The company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991.

Development Stage - The Company is considered a development stage company as defined in SFAS No. 7.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reverse Stock Split - In March 2001, the Company effected a one for ten thousand reverse stock split. This change has been reflected through out these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $2,200,000, which may be applied against future taxable income and which expire in various years through 2021. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $750,000) at September 30, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $4,200 and $12,600 for 2001 and 2000, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During March 2001, the Company issued 500,000 shares to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the company. The Company paid no cash compensation to its officers and directors during the nine month period ended September 30, 2001.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Change in Management - In June 2000 the Company had a change in the officers and Board of Directors of the Company.

Accounts Payable - Shareholders or entities related to shareholders, have paid $10,246 of expenses on behalf of the Company, and have performed $1,300 of services on behalf of the Company. These funds are due upon demand and have no stated interest rate.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred significant losses since its inception. Further, the Company has no working capital to pay its expenses and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS

Issuance of Common Stock - On March 28, 2001, the Company issued 175,992 shares of common stock for rounding related to the one for ten thousand reverse split. The board of directors resolved to have no shareholder of record be reversed below 100 shares. All shareholders of record with less than one hundred shares pre-split, were not affected by the reverse split. The Company also issued 500,000 shares (post-split) to an officer for services rendered, valued at $5,000 or $.01 per share.

On June 28, 2000 the Company issued 7,000 shares of common stock to an officer for services rendered, valued at $7,000, or $1.00 per share.

During April 2000, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

During August 2001, the Company cancelled 1,575 shares of treasury stock which had been purchased for $27,563, or $17.50 per share.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2001:

	For the Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000	Cumulative from the Re-entering of Development Stage on January 1, 1991 through September 30, 2001
(Loss) from continuing operations available to common stockholders (numerator)	$ (3,568)	$ -	$(12,546)	$(37,000)	$(53,546)
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,350	74,933	143,017	58,401	74,822

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7- COMMITMENTS AND CONTINGENCIES

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of September 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through September 30, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities.

During August 2001, the Company cancelled 1,575 shares of treasury stock which had been purchased for $27,563, or $17.50 per share.

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

Heavenly Hot Dogs, Inc.

Date: November 14, 2001 By: /s/ Elwood Shepard

----------------------

Elwood Shepard, President