Form 10KSB
period 2001-12-31
HEAVENLY HOT DOGS INC /
filed 2002-03-29
CIK 823546

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	13-3403584
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4685 S. Highland Dr., Suite 202

Salt Lake City, UT 84117

(Address of Principal Executive Offices)

Issuer's Telephone Number: (801)274-1011

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 $0.00

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of March 25, 2002, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 21, 2002, of $0.01 per share, the market value of shares held by non-affiliates would be $2,423. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
Class	Outstanding as of March 25, 2002
Common Stock, $.001	749,350
Preferred Stock	(None authorized)

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format Yes [ ] No [X]

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

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

None; not applicable

COMPETITION

Not applicable

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

None; not applicable

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

None; not applicable

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES

None; not applicable.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None; not applicable.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

None

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In March 2001, the Company effected a one for ten thousand reverse stock split. No shareholder of record was reversed below one hundred shares. All shareholders with less than one hundred pre-split shares were not affected by the reverse split.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 21, 2002, of $0.01 per share, the market value of shares held by non-affiliates would be $2,423. There are no preferred shares authorized.

The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HHDG".

Set forth below are the high and low bid prices for the Company's Common Stock for the period August 1999 to present.
Quarter Ended	High Bid	Low Bid
September 1999	0.005	0.003
December 1999	0.005	0.002

March 2000	0.02	0.005
June 2000	0.005	0.005
September 2000	0.001	0.001
December 2000	0.001	0.001

March 2001	0.001	0.001
12 Month High and Low as of March 25, 2002	0.05	0.0001

HOLDERS

The number of record holders of the Company's common stock as of March 12, 2002, was 865; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2001 through December 31, 2001, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 7. FINANCIAL STATEMENTS.

FOR THE PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2001 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
Name and age	Position and background
Elwood Shepard, 64	Sole Officer and Director
Mr. Shepard is the General Contractor and President of Designer Construction, Inc. Designer Construction specializes in residential and commercial remodeling. He has extensive experience in the construction field and in day-to-day management of corporations.

TERM OF OFFICE

The term of office of the current directors shall continue until new directors are elected or appointed.

FAMILY RELATIONSHIPS

None; not applicable

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Elwood Shepard, President of the Company, owns approximately 68% of the Company's issued and outstanding shares, has not filed a Form 3 or Form 5. No other director, executive officer or 10% shareholder of the Company has effected any transactions in the Company's securities through the date of filing this report.

ITEM 10. EXECUTIVE COMPENSATION.

During April, 2000 the Company issued 30,000 shares of its common stock to an officer for services rendered and payment of expenses, valued at $30,000.

On June 28, 2000 the Company issued 7,000 shares of its common stock to an officer for services rendered, valued at $7,000.

On March 28, 2001 the Company issued 500,000 shares of its common stock to an officer for services rendered, valued at $5,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

Number and Percentage of Shares Beneficially Owned
Name and Address	# of Shares	% of Class
Elwood Shepard	507,000	67.65%

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

Number and Percentage of Shares Beneficially Owned
Name	# of Shares	# of Shares	% of Class
	Direct	Indirect
Elwood Shepard	507,000	0	67.65%
All directors and executives officers as a group	507,000	0	67.65%

CHANGES IN CONTROL

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.

CERTAIN BUSINESS RELATIONSHIPS

A company related through common control, paid $8,246 during the year ended December 31, 2001 on behalf of the Company. These funds are due and payable upon demand and have no stated interest rate.

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE

None; not applicable.

REPORTS ON FORM 8-K

No report have been filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: March 25, 2002 By: /s/ Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 25, 2002 By: /s/ Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2001

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS
PAGE

Independent Auditors' Report	1
Balance Sheet, December 31, 2001	2
Statements of Operations, for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on January 1, 1991 through December 31, 2001	3
Statement of Stockholders' (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2001	4 - 5
Statements of Cash Flows, for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on January 1, 1991 through December 31, 2001	6 - 7
Notes to Financial Statements	8 - 11

INDEPENDENT AUDITORS' REPORT

Board of Directors

HEAVENLY HOT DOGS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2001, in conformity with generally accepted accounting principles.

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

PRITCHETT, SILER & HARDY, P.C.

February 19, 2002

Salt Lake City, Utah

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET
ASSETS
December 31,
2001
______________
CURRENT ASSETS:
Current Assets	$-
______________
Total Current Assets	-
______________
$-
_______________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,900
Accounts payable - related party	10,246
______________
Total Current Liabilities	12,146
______________
STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(54,146)
______________
Total Stockholders' (Deficit)	(12,146)
______________
$-
_______________

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS
	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2001	2000	2001
REVENUE:	$ -	$ -	$ -
	________	________	________
EXPENSES:
General and administrative	13,146	41,000	54,146
	________	________	_________
Total Expenses	13,146	41,000	54,146
	________	________	_________
LOSS FROM OPERATIONS	(13,146)	(41,000)	(54,146)

CURRENT INCOME TAXES	-	-	-

DEFERRED INCOME TAX	-	-	-
	________	________	_________
NET LOSS	$(13,146)	$(41,000)	$(54,146)
	_________	_________	__________
LOSS PER SHARE	$(.09)	$(.66)	$(.72)
	_________	_________	__________

The accompanying notes are an integral part of these financial statements

.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2001
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
BALANCE, January 1, 1991	37,933	$38	$2,193,740	$(2,166,215)	$ -	(1,575)	$(27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
	_________	________	_________	_________	________	_________	________
BALANCE,December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the period ended December 31, 1992	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
	_________	________	_______	_________	_________	_________	________
BALANCE,December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services renderedvalued at $30,000 or$1.00 per share, April 2000	30,000	30	29,970	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2001

[CONTINUED]

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for year ended December 31, 2000	-	-	-	-	(41,000)	-	-
	_________	_________	_________	_________	_________	________	_______
BALANCE,December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Fractional shares issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-
Cancellation of treasury stock April 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Net loss for year ended December 31, 2001	-	-	-	-	(13,146)	-	-
	_________	_________	_________	_________	_________	_________	________
BALANCE,December 31, 2001	749,350	$749	$2,207,466	$(2,166,215)	$(54,146)	-	$-
	___________	__________	___________	___________	___________	_________	________

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$(13,146)	$(41,000)	$(54,146)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	5,000	37,000	42,000
Changes in assets and liabilities:
Increase in accounts payable	(100)	2,000	1,900
Increase in accounts payable - related party	8,246	2,000	12,246
	_______	________	_______
Net Cash (Used) by Operating Activities	-	-	-
	_______	________	_______
Cash Flows From Investing Activities	-	-	-
	_______	________	_______
Net Cash (Used) by Investing Activities	-	-	-
	_______	________	_______
Cash Flows From Financing Activities	-	-	-
	_______	________	_______
Net Cash Provided by Financing Activities	-	-	-
	_______	________	_______
Net Increase in Cash	-	-	-

Cash at Beginning of the Year	-	-	-
	_________	_________	________
Cash at End of the Year	$ -	$ -	$ -
	_________	_________	_________

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2001	2000	2001
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2001:

In March 2001, the Company effected a 10,000 for 1 reverse stock split. Any shareholder with less than 100 shares of pre-split common stock was not affected. A total of 749,259,472 shares of common stock were cancelled. For shareholders with less than 100 post-split shares, the Company issued 175,992 fractional shares of common stock bring them to a minimum of 100 shares.

The Company cancelled 1,575 shares of common stock held as treasury stock in the amount of $27,563.

A total of 500,000 shares of common stock was issued for services rendered, valued at $5,000, or $.01 per share.

For 2000:

A total of 37,000 shares of common stock was issued for services rendered, valued at $37,000, or $1.00 per share.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - In April 2001, the Company effected a 10,000 for 1 reverse stock split. The financial statements for all periods presented have been adjusted to reflect the effect of this transaction.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $2,220,000, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $333,054) at December 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $(734,946) and $2,000 for 2001 and 2000, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid $5,000 and $7,000 compensation to its officers and directors during the years ended December 31, 2001 and 2000, respectively.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable - A company related through common control, paid $8,246 for expenses on behalf of the Company during the year ended December 31, 2001. At December 31, 2001, the Company owed $10,246 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS

In March 2001, the Company effected a 10,000 for 1 reverse stock split. Any shareholder with less than 100 shares of pre-split common stock was not affected. A total of 749,259,472 shares of common stock were cancelled. For shareholders with less than 100 post-split shares, the Company issued 175,992 fractional shares of common stock bringing them to a minimum of 100 shares. The financial statements for all periods presented have been restated to reflect the stock split.

During March 2001 the Company issued 500,000 post-split shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.001 per share.

During April 2000 the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

On June 28, 2000 the Company issued 7,000 shares of common stock to an officer for services rendered, valued at $7,000, $1.00 per share.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2001:
	For the Years Ended December 31,	For the Years Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2001	2000	2001
(Loss) from continuing operations available to common stockholders (numerator)	$(13,146)	$(41,000)	$(54,146)
	__________	___________	________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	151,044	62,556	74,822
	__________	___________	________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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