Form 10QSB
period 2002-03-31
HEAVENLY HOT DOGS INC /
filed 2002-05-13
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of March 31, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2002 and December 31, 2001, and the statements of operations for the three month periods ended March 31, 2002 and 2001 and the period from January 1, 1991 to March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001, and the period from January 1, 1991 to March 31, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2002

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE
Unaudited Condensed Balance Sheets, March 31, 2002 and December 31, 2001	2
Unaudited Condensed Statements of Operations, for the three months ended March 31, 2002, and 2001, and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2002	3
Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2002, and 2001, and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2002	4
Notes to Unaudited Condensed Financial Statements	5 - 8

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2002	2001
	___________	___________
CURRENT ASSETS:
Current Assets	$ -	$ -
	___________	___________
Total Current Assets	-	-
	___________	___________
	$ -	$ -
	___________	___________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 2,400	$ 1,900
Accounts payable - related party	10,746	10,246
	___________	___________
Total Current Liabilities	13,146	12,146
	___________	___________
STOCKHOLDERS' (DEFICIT):
Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 and 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(55,146)	(54,146)
	___________	___________
Total Stockholders' (Deficit)	(13,146)	(12,146)
	___________	___________
	$ -	$ -
	___________	___________

Note: The Balance Sheet of December 31, 2001, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2002	2001	2002
REVENUE:	$ -	$ -	$ -
	___________	___________	___________
EXPENSES:
General and administrative	1,000	8,324	55,146
	___________	___________	___________
Total Expenses	1,000	8,324	55,146
	___________	___________	___________
LOSS FROM OPERATIONS	(1,000)	(8,324)	(55,146)
CURRENT INCOME TAXES	-	-	-
DEFERRED INCOME TAXES	-	-	-
	___________	___________	___________
NET LOSS	$ (1,000)	$ (8,324)	$ (55,146)
	___________	___________	___________
(LOSS) PER SHARE	$ (.00)	$ (.09)	$ (.53)
	___________	___________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$ (1,000)	$ (8,324)	$ (55,146)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash expense	-	5,000	42,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	500	2478	2,400
Increase in accounts payable - related party	500	846	10,746
	___________	___________	___________
Net Cash (Used) by Operating Activities	-	-	-
	___________	___________	___________
Cash Flows From Investing Activities	-	-	-
	___________	___________	___________
Net Cash (Used) by Investing Activities	-	-	-
	___________	___________	___________
Cash Flows From Financing Activities	-	-	-
	___________	___________	___________
Net Cash (Used) by Financing Activities	-	-	-
	___________	___________	___________
Net Increase in Cash	-	-	-
Cash at Beginning of the Period	-	-	-
	___________	___________	___________
Cash at End of the Period	$ -	$ -	$ -
	___________	___________	___________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2002:

None

For the three months ended March 31, 2001:

The Company issued 500,000 shares of common stock for services rendered valued at $5,000 or $.01 per share

The Company issued 176,142 shares of common stock for rounding related to the 1-for-10,000 reverse split.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at March 31, 2002, unused operating loss carryforwards of approximately $2,221,000, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $333,150) at March 31, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $150 and $1,700 for 2002 and 2001, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid $0 and $5,000 compensation to its officers and directors during the periods ended March 31, 2002 and 2001, respectively.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable - A company related through common control, paid $500 towards accounts payable-trade on behalf of the Company during the period ended March 31, 2002. At March 31, 2002, the Company owed $10,746 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS

Common stock - The Company has authorized 750,000,000 shares of common stock, $.001 par value. At March 31, 2002, the Company had 749,350 shares issued and outstanding.

In March 2001, the Company effected a 10,000 for 1 reverse stock split. Any shareholder with less than 100 shares of pre-split common stock was not affected. A total of 749,259,472 shares of common stock were cancelled. For shareholders with less than 100 post-split shares, the Company issued 176,142 fractional shares of common stock bringing them to a minimum of 100 shares. The financial statements for all periods presented have been restated to reflect the stock split.

During March 2001 the Company issued 500,000 post-split shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.01 per share.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2002:

	For the Period Ended March 31,	For the Period Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2002	2001	2002
(Loss) from continuing operations available to common stockholders (numerator)	$ (1,000)	$ (8,324)	$(55,146)
	___________	___________	___________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,500	97,466	104,713
	___________	___________	___________

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2002 through March 31, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

No other exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavenly Hot Dogs, Inc.

Date: May 9, 2001 By: /s/ Elwood Shepard

Elwood Shepard, President