Form 10QSB/A
period 2002-06-30
HEAVENLY HOT DOGS INC /
filed 2002-08-15
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0674571
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

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

Class Outstanding as of June 30, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at June 30, 2002 and December 31, 2001, and the statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the period from January 1, 1991 to June 30, 2002, and the cash flows for the six months ended June 30, 2002 and 2001, and the period from January 1, 1991 to June 30, 2002, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2002

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS
PAGE
Unaudited Condensed Balance Sheets, June 30, 2002 and December 31, 2001	2
Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2002 and 2001, and for the period from the re-entering of development stage on January 1, 1991 through June 30, 2002	3
Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through June 30, 2002	4
Notes to Unaudited Condensed Financial Statements	5 - 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

[Unaudited]

ASSETS	June 30,	December 31,
	2002	2001
CURRENT ASSETS	$ -	$ -
	____________	____________
Total Current Assets	$ -	$ -
	____________	____________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 1,900	$ 1,900
Accounts Payable - related party	11,746	10,246
	____________	____________
Total Current Liabilities	13,646	12,146
	____________	____________
STOCKHOLDERS' (DEFICIT):
Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,230,703	2,230,703
Retained earning (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(55,646)	(54,146)
	____________	____________
Total Stockholders' (Deficit)	(13,646)	(12,146)
	____________	____________
	$ -	$ -
	____________	____________

Note: The Balance Sheet as of December 31, 2001, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]
	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through June 30,
	2002	2001	2002	2001	2002
REVENUE:	$ -	$ -	$ -	$ -	$ -
	____________	____________	____________	____________	____________
Total Revenue	-	-	-	-	-
	____________	____________	____________	____________	____________
EXPENSES:
General and administrative	500	2,176	1,500	10,500	55,646
	____________	____________	____________	____________	____________
Total Expenses	500	2,176	1,500	10,500	55,646
	____________	____________	____________	____________	____________
LOSS FROM OPERATIONS	$ (500)	$ (2,176)	$ (1,500)	$ (10,500)	$ (55,646)
CURRENT INCOME TAXES	-	-	-	-	-
DEFERRED INCOME TAXES	-	-	-	-	-
	____________	____________	____________	____________	____________
NET LOSS	$ (500)	$ (2,176)	$ (1,500)	$ (10,500)	$ (55,646)
	____________	____________	____________	____________	____________
(LOSS) PER SHARE	$ (.00)	$ (.00)	$ (.00)	$ (.08)	$ (.47)
	____________	____________	____________	____________	____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

[Unaudited]

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through June 30,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$ (1,500)	$ (10,500)	$ (55,646)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash stock used for services rendered	-	5,000	42,000
Changes in assets and liabilities:
Increase in accounts payable	-	1,978	1,900
Increase in accounts payable - related party	1,500	3,522	11,746
	____________	____________	____________
Net Cash (Used) by Operating Activities	-	-	-
	____________	____________	____________
Cash Flows From Investing Activities	-	-	-
	____________	____________	____________
Net Cash (Used) by Investing Activities	-	-	-
	____________	____________	____________
Cash Flows From Financing Activities	-	-	-
	____________	____________	____________
Net Cash (Used) by Financing Activities	-	-	-
	____________	____________	____________
Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
	____________	____________	____________
Cash at End of the Year	$ -	$ -	$ -
	____________	____________	____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2002:

None

For the six months ended June 30, 2001:

In March 2001 the Company issued 500,000 shares of common stock for services rendered valued at $5,000 or $.01 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Heavenly Hot Dogs, Inc. ("Company") was organized under the laws of the State of Delaware on April 12, 1987. The Company attempted to sell franchises for the retail sale of its Chicago style Hot Dogs. The company discontinued these operations during 1990 and has been inactive since that time. The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991.

Restatement - In April 2001, the Company effected a 10,000 for 1 reverse stock split. The financial statements for all periods presented have been adjusted to reflect the effect of this transaction.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

[See Note 15]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up. For the six months ended June 30, 2002 and 2001, the Company issued common stock valued at $0 and $5,000, respectively as compensation. The stock was later returned and cancelled.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Change in Control - During the six months ended June 30, 2001, the Company issued 500,000 shares of common stock to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the Company. Subsequent to June 30, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $2,222,000, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $333,300) at June 30, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $246 and $3,500 for 2002 and 2001, respectively).

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid no cash compensation to its officers and directors during the six months ended June 30, 2002 and 2001. For the period ended June 30, 2001 the Company issued 500,000 shares to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable - A company related through common control, paid $1,500 towards accounts payable-trade on behalf of the Company during the period ended June 30, 2002. At June 30, 2002, the Company owed $11,746 to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operation. Further, the Company has no working capital to pay its expenses and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - STOCK TRANSACTIONS

Common stock - The Company has authorized 750,000,000 shares of common stock, $.001 par value. At June 30, 2002, the Company had 749,350 shares issued and outstanding.

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

Subsequent to June 30, 2002, the Company issued 3,000,000 shares of common stock related to the reverse acquisition of Trapper's Pizza, Inc. [See Note 7]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through June 30, 2002:

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,	Cumulative from the Re-entering of Development Stage on January 1, 1991 through June 30,
	2002	2001	2002	2001	2002
(Loss) from continuing operations available to common stockholders (numerator)	$ (500)	$ (2,176)	$ (1,500)	$ (10,500)	$(55,146)
	____________	____________	____________	____________	____________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,500	750,925	749,500	126,830	118,687
	__________________	____________________	____________________	_____________________	___________________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

Subsequent to June 30, 2002, the Company issued 3,000,000 shares of common stock related to the reverse acquisition of Trapper's Pizza, Inc. [See Note 7]

NOTE 7 - SUBSEQUENT EVENTS

Reverse Acquisition - On July 1, 2002, the Company effected a reverse acquisition with Trappers Pizza, Inc., a Utah Corporation. Trapper's Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002, Trapper's Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Trapper's Pizza, Inc. The issuance of the common stock resulted in a change of control of the Company. The sole director/officer of the Company prior to the reverse acquisition will continue to provide services after the reverse acquisition in the same capacity.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS [Continued]

Proforma Information - Had the Company ("Parent") acquired Trappers Pizza, Inc. ("Subsidiary") at the beginning of the reported periods and reported on a consolidated basis the following would be the unaudited proforma results of operations for the periods presented.

UNAUDITED PROFORMA COMBINED

	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002	Cumulative From Inception on February 24, 2002 through June 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)
AS REPORTED:
Revenue	$ -	$ -	$ -
Net Income (loss)	$ (500)	$ (1,500)	$(55,646)
Income (loss) per share	$ (.00)	$ (.00)	$(.47)
PROFORMA:
Revenue	$ 36,223	$ 36,223	$ 36,223
Net Income	$ 7,591	$ 6,591	$6,591
Income (loss) per share	$ .01	$ .01	$.01

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

Prior to the acquisition of Trapper's Pizza, Inc. as set forth in Item 5 below, the Company was seeking to acquire assets or shares of an entity actively engaged in business which generated revenues. As a result of the acquisition, the Company plans to further develop and implement Trapper's Pizza, Inc.'s plans to expand its operations in Utah, and outside of Utah, through the offering of licenses or franchises.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering the development stage. The Company's balance sheet as of June 30, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company. The Company will carry out its plan of business as discussed above.

Results of Operations

During the period from January 1, 2002 through June 30, 2002, the Company engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and acquiring Trapper's Pizza, Inc.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company, and the cash flow from Trapper's Pizza, Inc., the Company believes that its existing capital will be sufficient to meet the Company's cash needs for the next twelve months, absent further market expansion. However, at such time as management decides to execute upon its expansion and license/franchise plans, the Company anticipates needing in excess on one million dollars, which the Company anticipates rasing through a combination of equity and debt financing. No assurance can be made, however, that the Company can locate or finalize such financing.

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities.

None; not applicable

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5. Other Information.

Subsequent Events

On July 1, 2002, the Company effected a reverse acquisition with Trappers Pizza, Inc., a Utah corporation. Trapper's Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper's Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

The Company issued 3, 000,000 shares of common stock for all of the outstanding shares of Trapper's Pizza, Inc. The issuance of the common stock resulted in a change of control of the Company. The sole officer/director of the Company prior to the reverse acquisition will continue to provide services after the reverse acquisition in the same capacity.

Item 6. Exhibits and Reports on Form 8-K.

A Form 8-K was filed on June 30, 2002 reflecting the acquisition of Trapper's Pizza, Inc. including the shares issued and change in control as noted in Item 5 above.

No other exhibits were filed on Form 8-K.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heavenly Hot Dogs, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2002 By: /s/ Elwood Shepard

Elwood Shepard

Chief Executive Office and Chief Financial Officer