Form 10QSB
period 2002-09-30
HEAVENLY HOT DOGS INC /
filed 2002-11-19
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in charter)
Nevada	87-0674571
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

2469 East 7000 South, Suite 214, Salt Lake City, UT 84121

(Address of principal executive offices) (Zip Code)

4685 S. Highland Dr., Suite 202, Salt Lake City, UT 84117

(Former address if changed since last report)

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

Class Outstanding as of September 30, 2002

Common Stock, $0.001 3,749,350

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. at September 30, 2002 and December 31, 2001, and the statements of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheets, September 30, 2002 and December 31, 2001	2
Unaudited Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2002 and 2001	3
Unaudited Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2002 and 2001	4 - 5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 12

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2002	2001
CURRENT ASSETS:
Cash	$ -	$ -
Inventory	1,000	-
	___________	___________
Total Current Assets	1,000	-
PROPERTY AND EQUIPMENT, Net	21,176	-
DEPOSITS	2,670	-
	___________	___________
	$ 24,846	$ -
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$ 14,514	$ -
Accounts payable	11,342	1,900
Advances from related parties	37,976	10,246
Current portion of long term debt	11,963	-
	___________	___________
Total Current Liabilities	75,795	12,146
LONG TERM DEBT, less current portion	6,209	-
COMMITMENTS AND CONTINGENCIES [NOTE 6]	-	-
	___________	___________
Total Liabilities	82,004	12,146
	___________	___________
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 750,000,000 shares authorized, $.001 par value, 3,749,350 and 749,350 shares issued and outstanding, respectively	3,749	749
Capital in excess of par value	(41,190)	2,207,466
Retained earning (deficit)	(19,717)	(2,166,215)
Deficit accumulated during development stage	-	(54,146)
	___________	___________
Total Stockholders' Equity (Deficit)	(57,158)	(12,146)
	___________	___________
	$ 24,846	$ -
	==========	==========

Note: The Balance Sheet as of December 31, 2001, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE	$ 36,470	$ -	$ 36,470	$ -
COST OF GOODS SOLD	14,198	-	14,198	-
	___________	___________	___________	___________
GROSS PROFIT	22,272	-	22,272	-
	___________	___________	___________	___________
EXPENSES:
General and administrative	41,738	3,568	41,738	12,546
	___________	___________	___________	___________
LOSS FROM OPERATIONS	(19,466)	(3,568)	(19,466)	(12,546)
	___________	___________	___________	___________
OTHER EXPENSE:
Interest expense - -	(251)	-	(251)	-
	___________	___________	___________	___________
INCOME (LOSS) BEFORE INCOME TAXES	(19,717)	(3,568)	(19,717)	(12,546)
CURRENT INCOME TAXES	-	-	-	-
DEFERRED INCOME TAXES	-	-	-	-
	___________	___________	___________	___________
NET LOSS	(19,717)	(3,568)	(19,717)	(12,546)
	___________	___________	___________	___________
LOSS PER SHARE	$ (.01)	$ (.00)	$ (.01)	$ (.02)
	==========	==========	==========	==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$ (19,717)	$ (12,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,134	-
Non-cash stock used for services rendered	-	5,000
Changes in assets and liabilities:
(Increase) in inventory	(1,000)	-
(Increase) in other assets	(1,420)	-
Increase (decrease) in accounts payable	4,812	(2,000)
	___________	___________
Net Cash (Used) by Operating Activities	(16,191)	(9,546)
	___________	___________
Cash Flows From Investing Activities	-	-
	___________	___________
Net Cash (Used) by Investing Activities	-	-
	___________	___________
Cash Flows From Financing Activities:
Advances from related parties	7,535	9,546
Advances from bank overdraft	11,555	-
Payments on long-term debt	(2,899)	-
	___________	___________
Net Cash (Used) by Financing Activities	16,191	9,546
	___________	___________
Net Increase in Cash	-	-
Cash at Beginning of the Period	-	-
	___________	___________
Cash at End of the Period	$ -	$ -
	==========	==========

[Continued]

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Nine Months Ended September 30,
	2002	2001
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 251	$ -
Income taxes	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2002:

The Company effected a reverse acquisition on July 1, 2002 with Trapper's Pizza, Inc. The Company issued 3,000,000 shares of common stock in exchange for all the assets and liabilities of Trapper's Pizza, Inc.

For the nine months ended September 30, 2001:

In March 2001 the Company issued 500,000 shares of common stock for services rendered valued at $5,000 or $.01 per share.

In August 2001 the Company cancelled 1,575 shares of treasury stock which had been previously purchased for $27,563 or $17.50 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Heavenly Hot Dogs, Inc. ("PARENT") was organized under the laws of the State of Delaware on April 12, 1987. The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper's Pizza, Inc. ("SUBSIDIARY") on July 1, 2002. Prior to July 1, 2002, the Company was considered to be a development stage company as defined by Statement of Financial Accounting Standards No 7.

Reverse Acquisition - Trapper's Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002, Trapper's Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction has been accounted for as a reverse acquisition. The operations of Parent are included only from the date of acquisition. Accordingly, the previous operations and retained deficits of Parent prior to the date of acquisition have been eliminated.

The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. The issuance of the common stock resulted in a change of control of the Company. The sole director/officer of the Company prior to the reverse acquisition continues to provide services after the reverse acquisition in the same capacity.

Consolidation - The financial statements include the accounts of Parent and Subsidiary. All significant intercompany transactions between the Parent and Subsidiary have been eliminated in consolidation.

Restatement - In April 2001, the Company effected a 10,000 for 1 reverse stock split. The financial statements for all periods presented have been adjusted to reflect the effect of this transaction.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Inventory - Inventory is carried at the lower of cost or market method valuation. [See Note 2]

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. [See Note 3]

Revenue Recognition - The Company records revenue at the point of sale.

Advertising - The Company recognizes advertising expense in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space is used. For the nine months ended September 30, 2002 and 2001 advertising costs amounted to $5,198 and $0, respectively.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 10].

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 8]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Changes in Control - On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company.

During the nine months ended September 30, 2001, the Company issued 500,000 shares of common stock to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the Company.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up. For the nine months ended September 30, 2002 and 2001, the Company issued common stock valued at $0 and $5,000, respectively as compensation. The stock was later returned and cancelled.

NOTE 2 - INVENTORY

Inventory consists of the following at:
	September 30,	December 31,
	2002	2001
Raw materials, papers supplies, etc.	$ 1,000	$-
	___________	___________
Total Inventory	$ 1,000	$ -
	================	================

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	September 30,	December 31,
	2002	2001
Mixers, ovens, etc.	$ 17,620	$ -
Office equipment	385	-
Furniture and fixtures	4,305	-
	___________	___________
Total property and equipment	22,310	-
Less accumulated depreciation	(1,134)	-
	___________	___________
	$ 21,176	$ -
	================	================

Depreciation expense for the nine months ended September 30, 2002 and 2001 was $1,134 and $0, respectively.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid no cash compensation to its officers and directors during the nine months ended September 30, 2002 and 2001. For the period ended September 30, 2001 the Company issued 500,000 shares to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the company.

Office Space - Through June 30, 2002, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use his home as a mailing address, as needed. The cost is nominal and had not been recorded as an expense to the Company.

Advances from - Related Parties - A shareholder and a company related through common control, advanced $7,535 to the Company during the period ended September 30, 2002. At September 30, 2002, the Company owed $37,976 to the related parties.

Personal Guarantee - The Company assumed a rental lease obligation for their current office space. The lease was personally guaranteed by a shareholder of the Company. [See Note 6]

NOTE 5- LONG-TERM DEBT

The following is a summary of notes payable to related parties, as of:

	September 30	December 31,
	2002	2001
0% non-secured note payable, due March 4, 2004	$ 18,172	$-

Total future minimum payments and current portion of long-term debt obligations are as follows:

September 30,	Principal Payments
2003	$ 11,963
2004	6,209
2005	-
2006	-
2007	-
___________
18,172
Less: current portion	11,963
___________
Long-term obligations	$ 6,209
=================

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- LONG-TERM DEBT (Continued)

On March 1, 2002, Trapper's Pizza L.L.C. purchased $25,000 in equipment, and furniture and fixtures and agreed to pay the $25,000 over a 25 month period at $1,000 per month. Trapper's Pizza, L.L.C imputed an interest rate of 5% and recorded $23,934 in equipment, furniture and fixtures with a corresponding liability of the same amount on their books. On July 1, 2002, Trapper's Pizza, Inc. assumed all assets of Trapper's Pizza, L.L.C. The balance on this note at July 1, 2002 was $21,170.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Operating Lease - The Company agreed to assume a rental lease agreement for its current business location. The lease on the facility expires on March 31, 2006. Lease expense for the nine months ended September 30, 2002 and 2001 amounted to $3,150 and $0, respectively. The following is a schedule of minimum annual rental payments for the next five years. The lease was personally guaranteed by a shareholder.

September 30,	Minimum Annual Rental Payments
2003	$ 13,800
2004	13,800
2005	13,800
2006	6,900
2007 -	-
___________
$ 48,300
================

NOTE 7- STOCK TRANSACTIONS

Common stock - The Company has authorized 750,000,000 shares of common stock, $.001 par value. At June 30, 2002, the Company had 3,749,350 shares issued and outstanding.

On July 1, 2002, the Company issued 3,000,000 shares of common stock related to the reverse acquisition of Trapper's Pizza, Inc.

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

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2002, unused operating loss carryforwards of approximately $20,200, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $3,800) at September 30, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $3,800 and $1,898 for 2002 and 2001, respectively).

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEAVENLY HOT DOGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share for the periods ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
(Loss) from continuing operations available to common stockholders (numerator)	$ (19,717)	$ (3,568)	$ (19,717)	$ (12,546)
	___________	___________	___________	___________
Weighted average number of common shares outstanding used in earnings (loss) per share during the period (denominator)	2,738,480	749,350	1,419,680	749,350
	___________	___________	___________	___________

Dilutive earnings (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

Prior to the acquisition of Trapper's Pizza, Inc. as set forth in Item 4 below, the Company was seeking to acquire assets or shares of an entity actively engaged in business which generated revenues. As a result of the acquisition, the Company plans to further develop and implement Trapper's Pizza, Inc.'s plans to expand its operations in Utah, and outside of Utah, through the offering of licenses or franchises.

Currently, the Company does not have adequate resources to offer the support and funding necessary to establish franchises, and is concentrating its efforts in licensing its food products and/or its food operations, in the Wasatch Valley area, which comprises the area from Provo, Utah, north through Salt Lake City and Salt Lake County, through Ogden, Utah. The Company is planning on using outside marketing and sales personnel to promote the Company's licenses.

Liquidity and Capital Resources

The Company's balance sheet as of September 30, 2002, reflects a total asset value of $24,846 and liabilities totaling $82,004. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company. The Company will carry out its plan of business as discussed above.

Results of Operations

During the period from January 1, 2002 through June 30, 2002, the Company engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. During the period of July 1, 2002 through September 30, 2002 the had cash flow and operations through its subsidiary Trapper's Pizza. Revenues during this period were $36,470.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and operating expenses for Trapper's Pizza, Inc.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company, and the cash flow from Trapper's Pizza, Inc., the Company believes that its existing capital will be sufficient to meet the Company's cash needs for the next twelve months, absent further market expansion. However, at such time as management decides to execute upon its expansion and license/franchise plans, the Company anticipates needing in excess of one million dollars, which the Company anticipates rasing through a combination of equity and debt financing. No assurance can be made, however, that the Company can locate or finalize such financing.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

See Item 4.

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

ITEM 5. OTHER INFORMATION.

None; not applicable

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

HEAVENLY HOT DOGS, INC.

Date: November 19,2002 By: /s/ Elwood Shepard

Elwood Shepard, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I , Elwood Shepard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heavenly Hot Dogs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002 By: /s/ Elwood Shepard

Elwood Shepard

Chief Executive Office and Chief Financial Officer