Form 10KSB
period 2002-12-31
HEAVENLY HOT DOGS INC /
filed 2003-04-03
CIK 823546

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	13-3403584
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2469 E. Fort Union Blvd., Suite 214

Salt Lake City, UT 84121

(Address of Principal Executive Offices)

Issuer's Telephone Number: (801)274-1011

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common stock having a par value of $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2002 $0.00

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of March 26 2003, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 26, 2003, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 26, 2003
Common Stock, $.001	749,350
Preferred Stock	(None authorized)

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

In March 2001, the Company effected a one for ten thousand reverse stock split. No shareholder of record was reversed below one hundred shares. All shareholders with less than one hundred pre-split shares were not affected by the reverse.

On July 1, 2002, the Company effected a reverse acquisition with Trapper's Pizza, Inc., a Utah corporation. Trapper's Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper's Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper's Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper's Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company's due diligence. On March 4, 2003, Trapper's Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement. A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002, but as of March 31, 2003, the Court had not signed the Order and Judgment. Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper's Pizza, Inc.

As a result of the foregoing, currently the Company has had no business operations, and is actively seeking merger or acquisition candidates.

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

ITEM 3. LEGAL PROCEEDINGS.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper's Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper's Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company's due diligence. On March 4, 2003, Trapper's Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement. A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002, but as of March 31, 2003, the Court had not signed the Order and Judgment. Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper's Pizza, Inc.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company. It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 26, 2002, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HHDG".

Set forth below are the high and low bid prices for the Company's Common Stock for the period August 1999 to present.
Quarter Ended	High Bid	Low Bid
September 1999	0.005	0.003
December 1999	0.005	0.002

March 2000	0.02	0.005
June 2000	0.005	0.005
September 2000	0.001	0.001
December 2000	0.001	0.001

March 2001	0.001	0.001
June 2001	0.001	0.001
September 2001	0.001	0.0001
December 2001	0.001	0.0001

March 2002	0.05	0.001
June 2002	0.01	0.0001
September 2002	0.01	0.0001
December 2002	0.01	0.0001

HOLDERS

The number of record holders of the Company's common stock as of March 26, 2002, was 875; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2002, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2002 through December 31, 2002, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 7. FINANCIAL STATEMENTS.

FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2002 and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
Name and age	Position and background
Elwood Shepard, 65	Sole Officer and Director
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

CHANGES IN CONTROL

The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Trapper's Pizza, Inc. pursuant to the Agreement and Plan of Reorganization dated June 30, 2002. The issuance of the common stock resulted in a change of control of the Company. The sole officer/director of the Company prior to the reverse acquisition will continue to provide services after the reverse acquisition in the same capacity.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper's Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper's Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company's due diligence. On March 4, 2003, Trapper's Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement. A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002, but as of March 31, 2003, the Court had not signed the Order and Judgment. Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper's Pizza, Inc. Accordingly, the Company cancelled the 3,000,000 shares of common stock issued in conjunction with the reverse acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.

CERTAIN BUSINESS RELATIONSHIPS

A company related through common control, paid $2,986 during the year ended December 31, 2002 on behalf of the Company. These funds are due and payable upon demand and have no stated interest rate.

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

DOCUMENTS INCORPORATED BY REFERENCE

None; not applicable.

REPORTS ON FORM 8-K

A Form 8-K was filed on June 30, 2002 reflecting the acquisition of Trapper's Pizza, Inc. including the shares issued and change in control as noted in Items 4 and 11 above.

No other reports have been filed on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

Elwood Shepard (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: April 3, 2003 By: /s/ Elwood Shepard

Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 3, 2003 By: /s/ Elwood Shepard

Elwood Shepard, Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of this Form 10-KSB as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best knowledge of the undersigned:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 3, 2003 By: /s/ Elwood Shepard

Elwood Shepard , Chief Executive Officer, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elwood Shepard, certify that:

1. I have reviewed this annual report on Form 10-KSB of Heavenly Hot Dogs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003 By: /s/ Elwood Shepard

Elwood Shepard, Chief Executive Officer, Chief Financial Officer

________________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2002

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Independent Auditors' Report	1
Balance Sheet, December 31, 2002	2
Statements of Operations, for the years ended December 31, 2002 and 2001 and from the re-entering of development stage on January 1, 1991 through December 31, 2002	3
Statement of Stockholders' (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2002	4 - 5
Statements of Cash Flows, for the years ended December 31, 2002 and 2001 and from the re-entering of development stage on January 1, 1991 through December 31, 2002	6 - 7
Notes to Financial Statements	8 - 12

INDEPENDENT AUDITORS' REPORT

Board of Directors

HEAVENLY HOT DOGS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

/s/ Pritchett, Siler & Hardy, P.C.

March 5, 2003

Salt Lake City, Utah

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2002
______________
CURRENT ASSETS:
Current Assets	$ -
______________
Total Current Assets	-
______________
$ -
_______________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,185
Accounts payable - related party	13,232
______________
Total Current Liabilities	17,417
______________
STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(59,417)
______________
Total Stockholders' (Deficit)	(17,417)
______________
$ -
_______________

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2002	2001	2002
REVENUE:	$ -	$ -	$ -
	________	________	________
EXPENSES:
General and administrative	5,271	13,146	59,417
	________	________	_________
Total Expenses	5,271	13,146	59,417
	________	________	_________
LOSS FROM OPERATIONS	(5,271)	(13,146)	(59,417)

CURRENT INCOME TAXES	-	-	-

DEFERRED INCOME TAX	-	-	-
	________	________	_________
NET LOSS	$ (5,271)	$ (13,146)	$ (59,417)
	_________	_________	__________
LOSS PER SHARE	$ (.01)	$ (.09)	$ (.41)
	_________	_________	__________

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2002

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
BALANCE,January 1, 1991	37,933	$38	$2,193,740	$(2,166,215)	$ -	(1,575)	$(27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
	_________	________	_________	_________	________	_________	________
BALANCE,December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the period ended December 31, 1992	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
	_________	________	_______	_________	_________	_________	________
BALANCE,December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_________	________
BALANCE,December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services renderedvalued at $30,000 or$1.00 per share, April 2000	30,000	30	29,970	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2002

[CONTINUED]

	Common Stock		Capital in Excess of Par Value	Retained Deficit	DeficitAccumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for year ended December 31, 2000	-	-	-	-	(41,000)	-	-
	_________	_________	_________	_________	_________	________	_______
BALANCE,December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Fractional shares issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-
Cancellation of treasury stock, April 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Net loss for year ended December 31, 2001	-	-	-	-	(13,146)	-	-
	_________	_________	_________	_________	_________	_________	________
BALANCE,December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for year ended December 31, 2002	-	-	-	-	(5,271)	-	-
	_________	_________	_________	_________	_________	________	______
BALANCE,December 31, 2002	749,350	$ 749	$ 2,207,466	$ (2,166,215)	$ (59,417)	-	$-
	__________	_________	__________	__________	__________	________	_______

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$(5,271)	$(13,146)	$(59,417)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	5,000	42,000
Changes in assets and liabilities:
Increase in accounts payable	2,285	(100)	4,185
Increase in accounts payable - related party	2,986	8,246	13,232
	_______	________	_______
Net Cash (Used) by Operating Activities	-	-	-
	_______	________	_______
Cash Flows From Investing Activities	-	-	-
	_______	________	_______
Net Cash (Used) by Investing Activities	-	-	-
	_______	________	_______
Cash Flows From Financing Activities	-	-	-
	_______	________	_______
Net Cash Provided by Financing Activities	-	-	-
	_______	________	_______
Net Increase in Cash	-	-	-

Cash at Beginning of the Year	-	-	-
	_________	_________	________
Cash at End of the Year	$ -	$ -	$ -
	_________	_________	_________

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2002	2001	2002
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2002:

The Company effected reverse acquisition on July 1, 2002 with Trapper's Pizza. Inc. The Company issued 3,000,000 shares of common stock in exchange for all the assets and liabilities of Trapper's Pizza, Inc. Subsequent to December 31, 2002, the Company rescinded the agreement with Trapper's Pizza, Inc. and cancelled the previously issued 3,000,000 shares of common stock. The financial statements have been adjusted to reflect the rescission of the agreement and have excluded all transactions involving Trapper's Pizza, Inc.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Heavenly Hot Dogs, Inc. ("PARENT") was organized under the laws of the State of Delaware on April 12, 1987. The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper's Pizza, Inc. ("SUBSIDIARY") on July 1, 2002. The Company has subsequently rescinded the acquisition of Trapper's Pizza, Inc. The Company currently has no ongoing operations. The Company is considered to be a development stage company as defined by Statement of Financial Accounting Standards No 7.

On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction had been accounted for as a reverse acquisition. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. Subsequent to December 31, 2002, the Company and Trapper's Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and have excluded all transactions involving Trapper's Pizza, Inc. from these financial statements. [See Note 8]

Restatement - In April 2001, the Company effected a 10,000 for 1 reverse stock split. The financial statements for all periods presented have been adjusted to reflect the effect of this transaction.

Restated financial statements - rescinded merger - For the quarter ended September 30, 2002, the Company reported on a consolidated basis. The Company rescinded the merger agreement with Trapper's Pizza, Inc. subsequent to December 31, 2002. The Company has restated its statements of operations and statements of cash flows for the year ended December 31, 2002 to reflect the rescission.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 2]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock -Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Changes in Control - On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trapper's Pizza, Inc. The issuance resulted in a change of control of the Company. Subsequent to December 31, 2002, the acquisition agreement was rescinded and the previously issued 3,000,000 shares of common stock were returned and cancelled.

During the year ended December 31, 2001, the Company issued 500,000 shares of common stock to its sole officer and director for services rendered valued at $5,000. This issuance resulted in a change in control of the Company.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued on the fair value of the services received or the fair value of the stock given up. For the year ended December 31, 2002 and 2001, the Company issued common stock valued at $0 and $5,000, respectively as compensation.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $15,000, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,300) at December 31, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $800 and $1,500 for 2002 and 2001, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid $0 and $5,000 compensation to its officers and directors during the years ended December 31, 2002 and 2001, respectively.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable - A company related through common control, paid $2,986 for expenses on behalf of the Company during the year ended December 31, 2002. At December 31, 2002, the Company owed $13,232 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS

Common stock - The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2002, the Company had 749,350 shares issued and outstanding.

Stock transactions - In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trapper's Pizza, Inc. Subsequent to December 31, 2002, the agreement was rescinded and the 3,000,000 shares of common stock were returned and cancelled. [See Note 8]

During March 2001 the Company issued 500,000 post-split shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.01 per share.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2002 and 2001 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2002:

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2002	2001	2002
(Loss) from continuing operations available to common stockholders (numerator)	$(5,271)	$(13,146)	$(59,417)
	__________	___________	________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,350	151,044	145,169
	__________	___________	________

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company rescinded the acquisition agreement with Trapper's Pizza, Inc. due to non-performance by Trapper's Pizza, Inc. The 3,000,000 shares of common stock previously issued to Trapper's Pizza, Inc. were returned and cancelled.