Form 10QSB
period 2003-03-31
HEAVENLY HOT DOGS INC /
filed 2003-05-15
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0674571
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2003
Common Stock, $0.001	749,350

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2003 and December 31, 2002, and the statements of operations for the three month periods ended March 31, 2003 and 2002 and the period from January 1, 1991 to March 31, 2003, and the cash flows for the three months ended March 31, 2003 and 2002, and the period from January 1, 1991 to March 31, 2003, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE
Unaudited Condensed Balance Sheets, March 31, 2003 and December 31, 2002	2
Unaudited Condensed Statements of Operations, for the three months ended March 31, 2003, and 2002, and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2003	3
Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2003, and 2002, and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2003	4
Notes to Unaudited Condensed Financial Statements	5 - 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2003	2002
	___________	___________
CURRENT ASSETS:
Current Assets	$ -	$ -
	___________	___________
Total Current Assets	-	-
	___________	___________
	$ -	$ -
	___________	___________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 4,200	$ 4,185
Accounts payable - related party	14,517	13,232
	___________	___________
Total Current Liabilities	18,717	17,417
	___________	___________
STOCKHOLDERS' (DEFICIT):
Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 and 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(60,717)	(59,417)
	___________	___________
Total Stockholders' (Deficit)	(18,717)	(17,417)
	___________	___________
	$ -	$ -
	___________	___________

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2003	2002	2003
	___________	___________	___________
REVENUE:	$ -	$ -	$ -
	___________	___________	___________
EXPENSES:
General and administrative	1,300	1,000	60,717
	___________	___________	___________
Total Expenses	1,300	1,000	60,717
	___________	___________	___________
LOSS FROM OPERATIONS	(1,300)	(1,000)	(60,717)
CURRENT INCOME TAXES	-	-	-
DEFERRED INCOME TAXES	-	-	-
	___________	___________	___________
NET LOSS	$ (1,300)	$ (1,000)	$ (60,717)
	___________	___________	___________
(LOSS) PER SHARE	$ (.00)	$ (.00)	$ (.39)
	___________	___________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2003	2002	2003
	___________	___________	___________
Cash Flows From Operating Activities:
Net loss	$ (1,300)	$ (1,000)	$ (60,717)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	15	500	4,200
Increase in accounts payable - related party	1,285	500	14,517
	___________	___________	___________
Net Cash (Used) by Operating Activities	-	-	-
	___________	___________	___________
Cash Flows From Investing Activities	-	-	-
	___________	___________	___________
Net Cash (Used) by Investing Activities	-	-	-
	___________	___________	___________
Cash Flows From Financing Activities	-	-	-
	___________	___________	___________
Net Cash (Used) by Financing Activities	-	-	-
	___________	___________	___________
Net Increase in Cash	-	-	-
Cash at Beginning of the Period	-	-	-
	___________	___________	___________
Cash at End of the Period	$ -	$ -	$ -
	___________	___________	___________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2003:

None

For the three months ended March 31, 2002:

None

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

Rescinded Acquisition - On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction had been accounted for as a reverse acquisition. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. During the three months ended March 31, 2003, the Company and Trapper's Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper's Pizza, Inc. from these financial statements.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Development Stage - The Company is considered a development stage company as defined in SFAS no. 7.

Changes in Control - On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company. During the three months ended March 31, 2003, the acquisition agreement was rescinded and the previously issued 3,000,000 shares of common stock were returned and cancelled.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147, 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $16,000, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,500) at March 31, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $150 and $800 for 2003 and 2002, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company did not pay any compensation to its officers and directors during the three months ended March 31, 2003 and 2002.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed. The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable - A company related through common control, paid $1,285 towards accounts payable-trade on behalf of the Company during the period ended March 31, 2003. At March 31, 2003, the Company owed $14,517 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS

Common stock - The Company has authorized 750,000,000 shares of common stock, $.001 par value. At March 31, 2003, the Company had 749,350 shares issued and outstanding.

Stock transactions - In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trappers Pizza, Inc. Subsequent to December 31, 2002, the agreement was rescinded and the 3,000,000 shares of common stock were returned and cancelled.(See Note 8)

During March 2001 the Company issued 500,000 post-split shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.01 per share.

In March 2001, the Company affected a 10,000 for 1 reverse stock split. Any shareholder with less than 100 shares of pre-split common stock was not affected. A total of 749,259,472 shares of common stock were cancelled. For shareholders with less than 100 post-split shares, the Company issued 175,992 fractional shares of common stock bringing them to a minimum of 100 shares. The financial statements for all periods presented have been restated to reflect the stock split.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2003:

	For the Periods Ended March 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2003	2002	2003
	___________	___________	___________
(Loss) from continuing operations available to common stockholders (numerator)	$ (1,300)	$ (1,000)	$ (60,717)
	___________	___________	___________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,500	749,500	157,328
	___________	___________	___________

Dilutive earnings per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2003 through March 31, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2002, the Company effected a reverse acquisition with Trapper's Pizza, Inc., a Utah corporation. Trapper's Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper's Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper's Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper's Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company's due diligence. On March 4, 2003, Trapper's Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement. A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002, the Court signed the Order and Judgment on April 14, 2003. Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper's Pizza, Inc.

ITEM 2. CHANGES IN SECURITIES.

In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trapper's Pizza, Inc. On March 14, 2003 the agreement was rescinded, with an effective date of December 31, 2002, and the 3,000,000 shares of common stock were returned and cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable

ITEM 5. OTHER INFORMATION.

None; not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
99.1	Section 906 Certifications
99.2	Section 302 Certifications

No other exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: May 15, 2003 By: /s/ Elwood Shepard

Elwood Shepard, President