Form 10QSB
period 2003-06-30
HEAVENLY HOT DOGS INC /
filed 2003-08-14
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date.

Class

Outstanding as of June 30, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at June 30, 2003 and December 31, 2002, and the statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the period from January 1, 1991 to June 30, 2003, and the cash flows for the six months ended June 30, 2003 and 2002, and the period from January 1, 1991 to June 30, 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2003 and December 31, 2002

2

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2003,

and 2002, and for the period from the re-entering of

development stage on January 1, 1991 through

June 30, 2003

3

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2003, and

2002, and for the period from the re-entering of

development stage on January 1, 1991 through

June 30, 2003

4

—

Notes to Unaudited Condensed Financial Statements

5 - 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

  2003

2002

CURRENT ASSETS:

Current Assets

$                  -

$                   -

Total Current Assets

                    -

                     -

   $                     -

 $                     -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

3,810

$

4,185

Accounts payable – related party

           15,817

          13,232

Total Current Liabilities

                               19,627

        17,417

STOCKHOLDERS' (DEFICIT):

Common stock, 750,000,000 shares

authorized, $.001 par value, 749,350

shares issued and outstanding

749

749

Capital in excess of par value

2,207,466

2,207,466

Retained earnings (deficit)

(2,166,215)

(2,166,215)

Deficit accumulated during development stage

               (61,627)

(59,417)

Total Stockholders' (Deficit)

     (19,627)

       (17,417)

$                    -

$                    -

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from

the Re-entering of

For the Three

For the Six

Development Stage

Months Ended

Months Ended

on January 1,

  June 30,

June 30,

1991 through

June 30,

  2003

2002

2003

2002

2003

REVENUE:

$              -

$             -

$             -

$             -

$               -

Total Revenue

               -

               -

               -

               -

                         -

EXPENSES:

General and

  administrative

          910

          500

       2,210

      1,500

        61,627

Total Expenses

          910

          500

       2,210

      1,500

        61,627

LOSS FROM

  OPERATIONS

$

(910)

$

(500)

$

(2,210)

$

(1,500)

$

(61,627)

CURRENT INCOME

  TAXES

-

-

-

-

-

DEFERRED INCOME

  TAXES

               -

               -

                -

              -

                    -

NET LOSS

$       (910)

 $      (500)

$    (2,210)

$   (1,500)

$     (61,627)

(LOSS) PER SHARE

$       (.00)

$        (.00)

$      (.00)

$       (.00)

$    (.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cumulative from

the Re-entering of

For the Six

Development Stage

Months Ended

on January 1,

June 30,

1991 through

June 30,

2003

2002

2003

Cash Flows From Operating Activities:

Net loss

$

(2,210)

$

(1,500)

$

(61,627)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash stock used for services rendered

-

-

42,000

Changes in assets and liabilities:

Increase in accounts payable

(375)

-

3,810

Increase in accounts payable - related party       2,585

      1,500

              15,817

Net Cash (Used) by Operating Activities

-

               -

                       -

Cash Flows From Investing Activities

              -

               -

                       -

Net Cash (Used) by Investing Activities

              -

               -

                       -

Cash Flows From Financing Activities

              -

               -

                       -

Net Cash (Used) by Financing Activities

              -

               -

                       -

Net Increase in Cash

-

-

-

Cash at Beginning of the Year

              -

               -

                       -

Cash at End of the Year

$         -

$          -

$                 -

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2003:

None

For the six months ended June 30, 2002:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. (“PARENT”) was organized under the laws of the State of Delaware on April 12, 1987.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. (“SUBSIDIARY”) on July 1, 2002. The Company has subsequently rescinded the acquisition of Trapper’s Pizza, Inc. The Company currently has no ongoing operations. The Company is considered to be a development stage company as defined by Statement of Financial Accounting Standards No 7.

Rescinded Acquisition - On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction had been accounted for as a reverse acquisition. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. During the six months ended June 30, 2003, the Company and Trapper’s Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper’s Pizza, Inc. from these financial statements.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements.  The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Development Stage – The Company is considered a development stage company as defined in SFAS no. 7.

Changes in Control – On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company. During the six months ended June 30, 2003, the acquisition agreement was rescinded and the previously issued 3,000,000 shares of common stock were returned and cancelled.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of six months or less to be cash equivalents.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation – The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123,  "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $17,500, which may be applied against future taxable income and which expire in various years through 2022. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,600) at June 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $300 and $150 for 2003 and 2002, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the six months ended June 30, 2003 and 2002.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $2,585 towards accounts payable-trade on behalf of the Company during the period ended June 30, 2003. At June 30, 2003, the Company owed $15,817 to the related party.

NOTE 4 – GOING CONCERN

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At June 30, 2003, the Company had 749,350 shares issued and outstanding.

Stock transactions – In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trappers Pizza, Inc.  Subsequent to December 31, 2002, the agreement was rescinded and the 3,000,000 shares of common stock were returned and cancelled. (See Note 8)

During March 2001 the Company issued 500,000 post-split shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.01 per share.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through June 30, 2003:

Cumulative from

the Re-entering of

For the Three

For the Six

Development Stage

Months Ended

Months Ended

on January 1,

June 30,

June 30,

1991 through

June 30,

2003

2002

2003

2002

2003

(Loss) from continuing operations

  available to common

  stockholders (numerator)

$

(910)

$

(500)

$

(2,210)

$

(1,500)

$

(61,627)

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

749,500

749,500

749,500

749,500

169,135

Dilutive earnings per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB=s, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of June 30, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2003 through June 30, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management=s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3. CONTROLS AND PROCEDURES

Elwood Shepard (the Company=s principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company=s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company=s management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company=s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 1, 2002, the Company effected a reverse acquisition with Trapper=s Pizza, Inc., a Utah corporation. Trapper=s Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper=s Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper=s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper=s Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company=s due diligence.  On March 4, 2003, Trapper=s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002, the Court signed the Order and Judgment on April 14, 2003.  Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper=s Pizza, Inc.

ITEM 2.  CHANGES IN SECURITIES.

In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trapper=s Pizza, Inc. On March 14, 2003 the agreement was rescinded, with an effective date of December 31, 2002, and the 3,000,000 shares of common stock were returned and cancelled.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable

ITEM 5.   OTHER INFORMATION.

None; not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.

Description

31.1

Section 302 Certifications

32.1

Section 906 Certifications

No other exhibits were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: August 12, 2003

 By: /s/ Elwood Shepard

Elwood Shepard, President