Form 10QSB
period 2003-09-30
HEAVENLY HOT DOGS INC /
filed 2003-11-14
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File number: 33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in charter)

Nevada	87-0674571
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

7069 S. Highland Dr., Suite 300, Salt Lake City, UT     84121

        (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

2469 E. Ft. Union Blvd., Suite 214, Salt Lake City, UT 84121

(Former address of principal executive office if changed since last report)

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

Outstanding as of September 30, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at September 30, 2003 and December 31, 2002, and the statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the period from January 1, 1991 to September 30, 2003, and the cash flows for the nine months ended September 30, 2003 and 2002, and the period from January 1, 1991 to September 30, 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2003 and December 31, 2002

2

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2003,

and 2002, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2003

3

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2003, and

2002, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2003

4

—

Notes to Unaudited Condensed Financial Statements

5 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2003

2002

______________

______________

CURRENT ASSETS:

Current Assets

$

-

$

-

______________

______________

Total Current Assets

-

-

______________

______________

$

-

$

-

_______________

_______________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

3,400

$

4,185

Accounts payable – related party

16,727

13,232

______________

______________

Total Current Liabilities

20,127

17,417

______________

______________

STOCKHOLDERS' (DEFICIT):

Common stock, 750,000,000 shares

authorized, $.001 par value, 749,350

shares issued and outstanding

749

749

Capital in excess of par value

2,207,466

2,207,466

Retained earnings (deficit)

(2,166,215)

(2,166,215)

Deficit accumulated during development stage

(62,127)

(59,417)

______________

______________

Total Stockholders' (Deficit)

(20,127)

(17,417)

______________

______________

$

-

$

-

_______________

_______________

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

September 30,

September 30,

1991 through

_________________

_________________

September 30,

2003

2002

2003

2002

2003

________

________

________

________

__________

REVENUE:

$

-

$

-

$

-

$

-

$

-

________

________

________

________

__________

Total Revenue

-

-

-

-

-

________

________

________

________

__________

EXPENSES:

General and

  administrative

500

986

2,710

2,486

62,127

________

________

________

________

__________

Total Expenses

500

986

2,710

2,486

62,127

________

________

________

________

__________

LOSS FROM

  OPERATIONS

$

(500)

$

(986)

$

(2,710)

$

(2,486)

$

(62,127)

CURRENT INCOME

  TAXES

-

-

-

-

-

DEFERRED INCOME

  TAXES

-

-

-

-

-

________

________

________

________

__________

NET LOSS

$

(500)

$

(986)

$

(2,710)

$

(2,486)

$

(62,127)

________

________

________

________

__________

(LOSS) PER SHARE

$

(.00)

$

(.00)

$

(.00)

$

(.00)

$

(.34)

________

________

________

________

__________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cumulative from

the Re-entering of

For the Nine

Development Stage

Months Ended

on January 1,

September 30,

1991 through

___________________

September 30,

2003

2002

2003

________

________

____________

Cash Flows From Operating Activities:

Net loss

$

(2,710)

$

(2,486)

$

(62,127)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash stock issued for services rendered

-

-

42,000

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(785)

-

3,400

Increase in accounts payable - related party

3,495

2,486

16,727

________

________

____________

Net Cash (Used) by Operating Activities

-

-

-

________

________

____________

Cash Flows From Investing Activities

-

-

-

________

________

____________

Net Cash (Used) by Investing Activities

-

-

-

________

________

____________

Cash Flows From Financing Activities

-

-

-

________

________

____________

Net Cash (Used) by Financing Activities

-

-

-

________

________

____________

Net Increase in Cash

-

-

-

Cash at Beginning of the Year

-

-

-

________

________

____________

Cash at End of the Year

$

-

$

-

$

-

________

________

____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2003:

None

For the nine months ended September 30, 2002:

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

Restatement / Rescinded Acquisition - On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction had been accounted for as a reverse acquisition. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. During the nine months ended September 30, 2003, the Company and Trapper’s Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper’s Pizza, Inc. from these financial statements.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements.  The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Development Stage – The Company is considered a development stage company as defined in SFAS no. 7.

Changes in Control – On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company. During the nine months ended September 30, 2003, the acquisition agreement was rescinded and the previously issued 3,000,000 shares of common stock were returned and cancelled.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

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

The Company has available at September 30, 2003, unused operating loss carryforwards of approximately $18,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,700) at September 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $400 and $400 for 2003 and 2002, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the nine months ended September 30, 2003 and 2002.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $3,495 towards accounts payable-trade on behalf of the Company during the period ended September 30, 2003. At September 30, 2003, the Company owed $16,727 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At September 30, 2003, the Company had 749,350 shares issued and outstanding.

Stock transactions – In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trappers Pizza, Inc.  Subsequent to December 31, 2002, the agreement was rescinded and the 3,000,000 shares of common stock were returned and cancelled.

During March 2001 the Company issued 500,000 post-split shares of common stock for services rendered, valued at $5,000, or $.01 per share.

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

On September 28, 2000 the Company issued 7,000 shares of common stock to an officer for services rendered, valued at $7,000, or $1.00 per share.

During April 2000 the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2003:

Cumulative from

the Re-entering of

For the Three

For the Nine

Development Stage

Months Ended

Months Ended

on January 1,

September 30,

September 30,

1991 through

_________________

_________________

September 30,

2003

2002

2003

2002

2003

________

________

________

________

__________

(Loss) from continuing operations

  available to common

  stockholders (numerator)

$

(500)

$

(986)

$

(2,710)

$

(2,486)

$

(62,127)

________

________

________

________

__________

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

749,500

749,500

749,500

749,500

180,602

________

________

________

________

__________

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of September 30, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2003 through September 30, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

(31.1)

CEO and CFO Certification under Section 302

     of the Sarbanes-Oxley Act of 2002

Attached

2

(32.1)

CEO and CFO Certification under Section 906

     of the Sarbanes-Oxley Act of 2002

Attached

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: November 14, 2003

 By: /s/ Elwood Shepard

Elwood Shepard, President