Form 10KSB
period 2003-12-31
HEAVENLY HOT DOGS INC /
filed 2004-03-30
CIK 823546

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	13-3403584
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

7069 S. Highland Dr., Suite 300

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

State Issuer's revenues for its most recent fiscal year: December 31, 2003  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock  held  by non-affiliates  computed by  reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of March 15, 2004, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates.  During the past five years, there has been a very limited "public market"  for  shares of common  stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 15, 2004, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 14, 2004
Common Stock, $.001	749,350
Preferred Stock	(None authorized)

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

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dogs, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985.  On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD.  On June 3, 1988 HHD changed its name from Heavenly Hot Dogs, Inc. to HHD, Inc.  On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dogs, Inc.  As a result of the acquisition of HHD, there was a complete change in control of the Company, as HHD=s officers and directors replaced the Company=s officers and directors.

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products.  The Company planed to sell franchises for the retail sale of its Chicago style Hot Dogs.  The Company discontinued these operations during 1990 and has been inactive since that time.  The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991.  The Company=s management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company=s charter with the state=s.

In December 1999 the sole officer and director of the Company resigned and selected new management.  In March 2000, the new management brought the Company current in its reporting with State of Delaware, which has reinstated the Company=s charter.

In June 2000, the Company=s officers and directors resigned and selected new management. The Company also changed its domicile from Delaware to Nevada in June 2000.

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

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper=s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper=s Pizza, Inc., to be effective December 31, 2003, based upon materially inaccurate disclosures made prior to the acquisition during the Company=s due diligence.  On March 4, 2003, Trapper=s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment was prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2003. The Court signed the Order and Judgment on March 4, 2004.  Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper=s Pizza, Inc.

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

ITEM 3.  LEGAL PROCEEDINGS.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper=s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper=s Pizza, Inc., to be effective December 31, 2003, based upon materially inaccurate disclosures made prior to the acquisition during the Company=s due diligence.  On March 4, 2003, Trapper=s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2003, which was signed by the Court effective March 4, 2003.  Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper=s Pizza, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last the price quoted on Yahoo! Finance as of March 15, 2004, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HHDG@.

Set forth below are the high and low bid prices for the Company's Common Stock for the period August 1999 to present.

Quarter Ended	High Bid	Low Bid
September 1999	0.005	0.003
December 1999	0.005	0.002

March 2000	0.02	0.005
June 2000	0.005	0.005
September 2000	0.001	0.001
December 2000	0.001	0.001

March 2001	0.001	0.001
June 2001	0.001	0.001
September 2001	0.001	0.0001
December 2001	0.001	0.0001

March 2002	0.05	0.001
June 2002	0.01	0.0001
September 2002	0.01	0.0001
December 2002	0.01	0.0001

March 2003	0.01	0.0001
June 2003	0.01	0.0001
September 2003	0.01	0.0001
December 2003	0.0001	0.0001

HOLDERS

The number of record holders of the Company's  common stock as of March 15, 2004, was 875; this  number  does  not  include  an  indeterminate  number  of stockholders  whose  shares are held by brokers  in street  name.  The number of stockholders has been substantially  the same during the past five years.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2003 through December 31, 2003, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None; not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2003 and to the date hereof,  and the period or periods  during which each such  director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 66	Sole Officer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Elwood Shepard, President of the Company, owns approximately 68% of the Company=s issued and outstanding shares, has not filed a Form 3, Form 4 or Form 5. No other director,  executive  officer or 10%  shareholder  of the  Company has effected any  transactions in the Company's  securities  through the date of filing this report.

FINANCIAL EXPERT

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has not audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

CHANGES IN CONTROL

The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Trapper=s Pizza, Inc. pursuant to the Agreement and Plan of Reorganization dated June 30, 2002. The issuance of the common stock resulted in a change of control of the Company. The sole officer/director of the Company prior to the reverse acquisition will continue to provide services after the reverse acquisition in the same capacity.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper=s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper=s Pizza, Inc., to be effective December 31, 2003, based upon materially inaccurate disclosures made prior to the acquisition during the Company=s due diligence.  On March 4, 2003, Trapper=s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment has been prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2003, which was signed as of March 4, 2004.  Entry of the Order and Judgment will return the Company back to the status it was immediately prior to the reverse acquisition of Trapper=s Pizza, Inc.   Accordingly, the Company cancelled the 3,000,000 shares of common stock issued in conjunction with the reverse acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.

CERTAIN BUSINESS RELATIONSHIPS

A company related through common control, paid $3,995 during the year ended December 31, 2003 on behalf of the Company. These funds are due and payable upon demand and have no stated interest rate.

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

Attached

3

(99.1)

Code of Ethics

Attached

(b)  Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 3,771 for fiscal year ended 2002 and $ 3,210 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $ 0 for fiscal year ended 2002 and $ 0 for fiscal year ended 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $ 0 for fiscal year ended 2002 and $ 0 for fiscal year ended 2003.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ 0 for fiscal year ended 2002 and $ 0 for fiscal year ended 2003.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: March 30, 2004

By: /s/ Elwood Shepard

Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this  Report has been  signed  below by the  following  persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Date: March 30, 2004

By: /s/ Elwood Shepard

Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2003

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Independent Auditors= Report	1
Balance Sheet, December 31, 2003	2
Statements of Operations, for the years ended December 31, 2003 and 2002 and from the re-entering of development stage on January 1, 1991 through December 31, 2003	3
Statement of Stockholders= (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2003	4 - 5
Statements of Cash Flows, for the years ended December 31, 2003 and 2002 and from the re-entering of development stage on January 1, 1991 through December 31, 2003	6 - 7
Notes to Financial Statements	8 - 12

INDEPENDENT AUDITORS' REPORT

Board of Directors

HEAVENLY HOT DOGS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has no on-going operations, has incurred substantial losses since its inception and has no working capital.    Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management=s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

March 18, 2004

Salt Lake City, Utah

- # -

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2003
______________
CURRENT ASSETS:
Current Assets	$ -
___________
Total Current Assets	-
___________
$ -
___________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 4,900
Accounts payable B related party	17,227
___________
Total Current Liabilities	22,127
___________
STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(64,127)
___________
Total Stockholders' (Deficit)	(22,127)
___________
$ -
___________

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2003	2002	2003
REVENUE:	$ -	$ -	$ -
	________	________	________
EXPENSES:
General and administrative	4,710	5,271	64,127
	________	________	_________
Total Expenses	4,710	5.271	64,127
	________	________	_________
LOSS FROM OPERATIONS	(4,710)	(5,271)	(64,127)

CURRENT INCOME TAXES	-	-	-

DEFERRED INCOME TAX	-	-	-
	________	________	_________
NET LOSS	$ (4,710)	$ (5,271)	$ (64,127)
	_________	_________	_________
LOSS PER SHARE	$ (.01)	$ (.01)	$ (.33)
	_________	_________	_________

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2003

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
BALANCE, January 1, 1991	37,933	$ 38	$ 2,193,740	$ (2,166,215)	$ -	(1,575)	$ (27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
	_________	________	_________	_________	________	_______	________
BALANCE, December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the period ended December 31, 1992	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
	_________	________	________	_________	_________	_______	________
BALANCE, December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
	_________	________	_________	_________	_________	_______	________
BALANCE, December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services rendered valued at $30,000 or $1.00 per share, April 2000	30,000	30	29,970	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2003

[CONTINUED]

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for year ended December 31, 2000	-	-	-	-	(41,000)	-	-
	_________	_________	_________	_________	_________	______	_______
BALANCE, December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Fractional shares issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-
Cancellation of treasury stock April 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Net loss for year ended December 31, 2001	-	-	-	-	(13,146)	-	-
	_________	_________	_________	_________	_________	_______	_______
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for year ended December 31, 2002	-	-	-	-	(5,271)	-	-
	_________	_________	_________	_________	_________	_______	_______
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	$ (59,417)	-	-
Net loss for year ended December 31, 2003	-	-	-	-	(4,710)	-	-
	_________	_________	_________	_________	_________	_______	_______
BALANCE, December 31, 2003	749,350	$ 749	$ 2,207,466	$ (2,166,215)	$ (64,127)	-	$ -
	__________	_________	__________	__________	__________	_______	_______

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2003	2002	2003
Cash Flows From Operating Activities:
Net loss	$ (4,710)	$ (5,271)	$ (64,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	715	2,285	4,900
Increase in accounts payable B related party	3,995	2,986	17,227
	_______	________	_______
Net Cash (Used) by Operating Activities	-	-	-
	_______	________	_______
Cash Flows From Investing Activities	-	-	-
	_______	________	_______
Net Cash (Used) by Investing Activities	-	-	-
	_______	________	_______
Cash Flows From Financing Activities	-	-	-
	_______	________	_______
Net Cash Provided by Financing Activities	-	-	-
	_______	________	_______
Net Increase in Cash	-	-	-

Cash at Beginning of the Year	-	-	-
	_________	_________	________
Cash at End of the Year	$ -	$ -	$ -
	_________	_________	_________

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2003	2002	2003
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2003:

None.

For 2002:

The Company effected a reverse acquisition on July 1, 2002 with Trapper=s Pizza. Inc. The Company issued 3,000,000 shares of common stock in exchange for all the assets and liabilities of Trapper=s Pizza, Inc. Subsequent to December 31, 2003, the Company rescinded the agreement with Trapper=s Pizza, Inc. and cancelled the previously issued 3,000,000 shares of common stock. The financial statements have been adjusted to reflect the rescission of the agreement and have excluded all transactions involving Trapper=s Pizza, Inc.

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

Restatement / Rescinded Acquisition - On July 1, 2002, Parent entered into an acquisition agreement with Subsidiary. For consolidated financial statement presentation purposes, this transaction had been accounted for as a reverse acquisition. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Subsidiary. During the year ended December 31, 2003, the Company and Trapper’s Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper’s Pizza, Inc. from these financial statements.

Development Stage – The Company is considered a development stage company as defined in SFAS no. 7.

Changes in Control – On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company. During the year ended December 31, 2003, the acquisition agreement was rescinded and the previously issued 3,000,000 shares of common stock were returned and cancelled.

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

The Company has available at December 31, 2003, unused operating loss carryforwards of approximately $ 20,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $3,000) at December 31, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $700 and $800 for 2003 and 2002, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2003 and 2002.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $3,995 towards accounts payable-trade on behalf of the Company during the year ended December 31, 2003. At December 31, 2003, the Company owed $17,227 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2003, the Company had 749,350 shares issued and outstanding.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2003 and 2002 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2003:

	For the Year Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2003	2002	2003
(Loss) from continuing operations available to common stockholders (numerator)	$ (4,710)	$ (5,271)	$ (64,127)
	__________	____________	___________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,500	749,500	191,625
	___________	____________	___________

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