Form 10QSB
period 2004-03-31
HEAVENLY HOT DOGS INC /
filed 2004-05-17
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Outstanding as of March 31, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2004 and December 31, 2003, and the statements of operations for the three month3 ended March 31, 2004 and 2003 and the period from January 1, 1991 to March 31, 2004, and the cash flows for the three months ended March 31, 2004 and 2003, and the period from January 1, 1991 to March 31, 2004, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2004 and December 31, 2003

2

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2004,

and 2003, and for the period from the re-entering of

development stage on January 1, 1991 through

March 31, 2004

3

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2004, and

2003, and for the period from the re-entering of

development stage on January 1, 1991 through

March 31, 2004

4

—

Notes to Unaudited Condensed Financial Statements

5 – 8

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

March 31,

December 31,

2004

2003

______________

______________

CURRENT ASSETS:

Current Assets

$

-

$

-

______________

______________

Total Current Assets

-

-

______________

______________

$

-

$

-

_______________

_______________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

5,700

$

4,900

Accounts payable – related party

17,727

17,227

______________

______________

Total Current Liabilities

23,427

22,127

______________

______________

STOCKHOLDERS' (DEFICIT):

Common stock, 750,000,000 shares

authorized, $.001 par value, 749,350

shares issued and outstanding

749

749

Capital in excess of par value

2,207,466

2,207,466

Retained earnings (deficit)

(2,166,215)

(2,166,215)

Deficit accumulated during development stage

(65,427)

(64,127)

______________

______________

Total Stockholders' (Deficit)

(23,427)

(22,127)

______________

______________

$

-

$

-

_______________

_______________

Note: The Balance Sheet of December 31, 2003, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from

the Re-entering of

For the Three

Development Stage

Months Ended

on January 1,

March 31,

1991 through

_________________

March 31,

2004

2003

2004

________

________

__________

REVENUE:

$

-

$

-

$

-

________

________

__________

Total Revenue

-

-

-

________

________

__________

EXPENSES:

General and administrative

1,300

1,300

65,427

________

________

__________

Total Expenses

1,300

1,300

65,427

________

________

__________

LOSS FROM OPERATIONS

$

(1,300)

$

(1,300)

$

(65,427)

CURRENT INCOME TAXES

-

-

-

DEFERRED INCOME TAXES

-

-

-

________

________

__________

NET LOSS

$

(1,300)

$

(1,300)

$

(65,427)

________

________

__________

(LOSS) PER SHARE

$

(.00)

$

(.00)

$

(.32)

________

________

__________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cumulative from

the Re-entering of

For the Three

Development Stage

Months Ended

on January 1,

March 31,

1991 through

___________________

March 31,

2004

2003

2004

________

________

____________

Cash Flows From Operating Activities:

Net loss

$

(1,300)

$

(1,300)

$

(65,427)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash stock issued for services rendered

-

-

42,000

Changes in assets and liabilities:

Increase (decrease) in accounts payable

 800

15

5,700

Increase in accounts payable - related party

  500

1,285

17,727

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

For the three months ended March 31, 2004:

None

For the three months ended March 31, 2003:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. was organized under the laws of the State of Delaware on April 12, 1987.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. The Company rescinded the acquisition of Trapper’s Pizza, Inc. be effective as of December 31, 2002. The Company currently has no ongoing operations.

Development Stage – The Company is considered a development stage company as defined in SFAS no. 7.

Changes in Control – On July 1, 2002, the Company issued 3,000,000 shares of common stock for the acquisition of Trappers Pizza, Inc. The issuance resulted in a change of control of the Company. During the year ended December 31, 2002, the rescission agreement was finalized and the previously issued 3,000,000 shares of common stock were returned and cancelled.

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

The Company has available at March 31, 2004, unused operating loss carryforwards of approximately $46,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $6,900) at March 31, 2004 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $200 and $150 for 2004 and 2003, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2004 and 2003.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $500 towards accounts payable-trade on behalf of the Company during the period ended March 31, 2004. At March 31, 2004, the Company owed $17,727 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At March 31, 2004, the Company had 749,350 shares issued and outstanding.

Stock transactions – In July 2002, the Company issued 3,000,000 shares of common stock as part of an acquisition agreement with Trappers Pizza, Inc.  The agreement was rescinded effective December 31, 2002, and the 3,000,000 shares of common stock were returned and cancelled.

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

On September 28, 2000, the Company issued 7,000 shares of common stock to an officer for services rendered, valued at $7,000, or $1.00 per share.

During April 2000, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through March 31, 2004:

	For the Period Ended March 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2004	2003	2004
(Loss) from continuing operations available to common stockholders (numerator)	$ (1,300)	$ (1,300)	$ (65,427)
	__________	____________	___________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	749,500	749,500	202,115
	___________	____________	___________

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2004, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2004 through March 31, 2004, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable

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

Date: May 17, 2004

By: /s/ Elwood Shepard

Elwood Shepard, President