Form 10QSB
period 2004-06-30
HEAVENLY HOT DOGS INC /
filed 2004-08-10
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Outstanding as of June 30, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at June 30, 2004 and December 31, 2003, and the statements of operations for the three and six months ended June 30, 2004 and 2003 and the period from January 1, 1991 to June 30, 2004, and the cash flows for the six months ended June 30, 2004 and 2003, and the period from January 1, 1991 to June 30, 2004, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2004 and December 31, 2003

2

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2004,

and 2003, and for the period from the re-entering of

development stage on January 1, 1991 through

June 30, 2004

3

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2004, and

2003, and for the period from the re-entering of

development stage on January 1, 1991 through

June 30, 2004

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

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

6,200

$

4,900

Accounts payable – related party

19,661

17,227

______________

______________

Total Current Liabilities

25,861

22,127

______________

______________

STOCKHOLDERS' (DEFICIT):

Common stock, 750,000,000 shares

authorized, $.001 par value, 749,350

shares issued and outstanding

749

749

Capital in excess of par value

2,207,466

2,207,466

Retained earnings (deficit)

(2,166,215)

(2,166,215)

Deficit accumulated during development stage

(67,861)

(64,127)

______________

______________

Total Stockholders' (Deficit)

(25,861)

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from

the Re-entering of

For the Three

For the Six

Development Stage

Months Ended

Months Ended

on January 1,

  June 30,

June 30,

1991 through

June 30,

  2004

2003

2004

2003

2004

REVENUE:

$              -

$             -

$             -

$             -

$               -

Total Revenue

               -

               -

               -

               -

                         -

EXPENSES:

General and

  administrative

        2,434

          910

       3,734

      2,210

        67,861

Total Expenses

        2,434

          910

       3,734

      2,210

        67,861

LOSS FROM

  OPERATIONS

$    (2,434)

$      (910)

$

(3,734)

$

(2,210)

$

(67,861)

CURRENT INCOME

  TAXES

-

-

-

-

-

DEFERRED INCOME

  TAXES

               -

               -

                -

              -

                    -

NET LOSS

$    (2,434)

 $      (910)

$    (3,734)

$   (2,210)

$     (67,861)

(LOSS) PER SHARE

    $     (.00)

    $      (.00)

   $     (.00)

$      (.00)

 $       (.32)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Cumulative from

the Re-entering of

For the Six

Development Stage

Months Ended

on January 1,

June 30,

1991 through

___________________

June 30,

2004

2003

2004

________

________

____________

Cash Flows From Operating Activities:

Net loss

$

(3,734)

$

(2,210)

$

(67,861)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash stock issued for services rendered

-

-

42,000

Changes in assets and liabilities:

Increase (decrease) in accounts payable

1,300

(375)

6,200

Increase in accounts payable - related party

 2,434

2,585

19,661

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

For the three months ended June 30, 2004:

None

For the three months ended June 30, 2003:

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

The Company has available at June 30, 2004, unused operating loss carryforwards of approximately $24,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $7,450) at June 30, 2004 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $550 and $300 for 2004 and 2003, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended June 30, 2004 and 2003.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $2,434 towards accounts payable-trade on behalf of the Company during the period ended June 30, 2004. At June 30, 2004, the Company owed $19,661 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At June 30, 2004, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through June 30, 2004:

Cumulative from

the Re-entering of

For the Three

For the Six

Development Stage

Months Ended

Months Ended

on January 1,

June 30,

June 30,

1991 through

June 30,

2004

2003

2004

2003

2004

(Loss) from continuing operations

  available to common

  stockholders (numerator)

   $  (2,434)

$  (910)

$  (3,734)

  $  (2,210)

       $  (67,861)

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

749,500

749,500

749,500

749,500

212,218

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of June 30, 2004, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2004 through June 30, 2004, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Date: August 10, 2004

By: /s/ Elwood Shepard

Elwood Shepard, President