Form 10QSB
period 2004-09-30
HEAVENLY HOT DOGS INC /
filed 2004-11-19
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Outstanding as of September 30, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at September 30, 2004 and December 31, 2003, and the statements of operations for the three and nine months ended September 30, 2004 and 2003 and the period from January 1, 1991 to September 30, 2004, and the cash flows for the nine months ended September 30, 2004 and 2003, and the period from January 1, 1991 to September 30, 2004, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2004 and December 31, 2003

2

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2004,

and 2003, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2004

3

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2004, and

2003, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2004

4

—

Notes to Unaudited Condensed Financial Statements

5 – 8

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Current Assets

$

-

$

-

___________

___________

Total Current Assets

-

-

___________

___________

$

-

$

-

____________

____________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

4,900

$

4,900

Accounts payable – related party

21,161

17,227

___________

___________

Total Current Liabilities

26,061

22,127

___________

___________

STOCKHOLDERS' (DEFICIT):

Common stock, 750,000,000 shares

authorized, $.001 par value, 749,350

shares issued and outstanding

749

749

Capital in excess of par value

2,207,466

2,207,466

Retained earnings (deficit)

(2,166,215)

(2,166,215)

Deficit accumulated during development stage

(68,061)

(64,127)

___________

___________

Total Stockholders' (Deficit)

(26,061)

(22,127)

___________

___________

$

-

$

-

____________

____________

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

  2004

2003

2004

2003

2004

________

________

________

________

__________

REVENUE:

$              -

$             -

$             -

$             -

$                -

________

________

________

________

__________

Total Revenue

               -

               -

               -

               -

                         -

EXPENSES:

General and

  administrative

          200

          500

       3,934

      2,710

        68,061

________

________

________

________

__________

Total Expenses

          200

          500

       3,934

      2,710

        68,061

________

________

________

________

__________

LOSS FROM

  OPERATIONS

$     (200)

$      (500)

$    (3,934)

$   (2,710)

$    (68,061)

CURRENT INCOME

  TAXES

-

-

-

-

-

DEFERRED INCOME

  TAXES

               -

               -

                -

              -

                    -

________

________

________

________

__________

NET LOSS

$      (200)

$      (500)

$    (3,934)

$   (2,710)

$     (68,061)

________

________

________

________

__________

(LOSS) PER SHARE

$

(.00)

$

(.00)

$

(.01)

$

(.00)

$

(.31)

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

(3,934)

$

(2,710)

$

(68,061)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash stock issued for services rendered

-

-

42,000

Changes in assets and liabilities:

Increase (decrease) in accounts payable

-

(785)

4,900

Increase in accounts payable - related party

 3,934

3,495

21,161

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

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2004:

None

For the nine months ended September 30, 2003:

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

The Company has available at September 30, 2004, unused operating loss carryforwards of approximately $24,000, which may be applied against future taxable income and which expire in various years through 2024. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards of approximately $3,600 and $3,000 at September 30, 2004 and December 31, 2003, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period’s net loss (approximately $600 and $700 for 2004 and 2003, respectively).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended September 30, 2004 and 2003.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed.  The cost is nominal and has not been recorded as an expense to the Company.

Accounts Payable – A company related through common control, paid $3,934 towards accounts payable-trade on behalf of the Company during the period ended September 30, 2004. At September 30, 2004, the Company owed $21,161 to the related party.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – STOCK TRANSACTIONS

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At September 30, 2004, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through September 30, 2004:

Cumulative from

the Re-entering of

For the Three

For the Nine

Development Stage

Months Ended

Months Ended

on January 1,

September 30,

September 30,

1991 through

September 30,

2004

2003

2004

2003

2004

(Loss) from continuing operations

  available to common

  stockholders (numerator)

   $  (200)

$  (500)

$  (3,934)

 $  (2,710)

$  (68,061)

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

749,500

749,500

749,500

749,500

222,060

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of September 30, 2004, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2004 through September 30, 2004, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Date: November 19, 2004

By: /s/ Elwood Shepard

Elwood Shepard, President