Form 10KSB
period 2004-12-31
HEAVENLY HOT DOGS INC /
filed 2005-04-01
CIK 823546

Washington, D. C. 20549

FORM 10-KSB

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of Small Business Issuer in its Charter)

Nevada                                                13-3403584

(State or Other Jurisdiction                        (I.R.S. Employer I.D. No.)

                                                                     of incorporation or organization)

7069 S. Highland Dr., Suite 300

Salt Lake City, UT 84121

(Address of Principal Executive Offices)

Issuer's Telephone Number: (801)274-1011

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        (1)  Yes [X]       No [   ]           (2) Yes [X]      No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x  ]

State Issuer's revenues for its most recent fiscal year: December 31, 2004  $0.00

State  the   aggregate   market  value  of  the  common  voting  stock  held  by non-affiliates  computed by  reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     As of March 24, 2005, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates.  During the past five years, there has been a very limited "public market"  for  shares of common  stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last trade reported on The Pink Sheets for the Company's Common Stock on March 24, 2005, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 24, 2005
Common Stock, $.001	749,350
Preferred Stock	(None authorized)

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH HEREIN.  THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper=s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper=s Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company=s due diligence.  On March 4, 2003, Trapper=s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment was prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002. The Court signed the Order and Judgment on March 4, 2003.  Entry of the Order and Judgment returned the Company back to the status it was immediately prior to the reverse acquisition of Trapper=s Pizza, Inc.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

None

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company has not had to rent office space. Our Transfer Agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed at no cost to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last the price quoted on Yahoo! Finance as of March 24, 2005, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HHDG@.

Set forth below are the high and low bid prices for the Company's Common Stock for 2003 and 2004.

Quarter Ended	High Bid	Low Bid
2003
March	0.01	0.0001
June	0.01	0.0001
September	0.01	0.0001
December	0.0001	0.0001
2004
March	0.0001	0.0001
June	0.0001	0.0001
September	0.0001	0.0001
December	0.01	0.0001

HOLDERS

The number of record holders of the Company's  common stock as of March 24, 2005, was 889; this  number  does  not  include  an  indeterminate  number  of stockholders  whose  shares are held by brokers  in street  name.  The number of stockholders has been substantially the same during the past five years.

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

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to our 2003 10-KSB filed March 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2004, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2004 through December 31, 2004, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

The financial statements of the Company are included following the signature page of this form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the Company year ending December 31, 2004 and to the date hereof,  and the period or periods  during which each such  director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 67	Sole Officer and Director

For the past five years, Mr. Shepard is the General Contractor and President of Designer Construction, Inc. Designer Construction specializes in residential and commercial remodeling. He has extensive experience in the construction field and in day-to-day management of corporations.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following  table sets forth the  shareholdings  of those persons who own more than five percent of the Company's common stock as of the date hereof:

Number and Percentage of Shares Beneficially Owned

Name and Address	# of Shares	% of Class
Elwood Shepard	507,000	67.66%

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

Number and Percentage of Shares Beneficially Owned

Name	# of Shares		% of Class
	Direct	Indirect
Elwood Shepard	507,000	0	67.66%
All directors and executives officers as a group	507,000	0	67.66%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. Our Transfer Agent, Action Stock Transfer, is allowing the Company to use their address as the Company’s mailing address, as needed at no cost to the Company.

CERTAIN BUSINESS RELATIONSHIPS

The Company received advances of $7,722 in 2004 and $3,995 in 2003.  A total of $24,949 is now owed by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

INDEBTEDNESS OF MANAGEMENT

None; not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

(14.1)

Code of Ethics

*

2

(31.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

3

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002**

Attached

(b)  Reports on Form 8-K

None

*

Incorporated by reference. Filed as exhibit to 2003 10-KSB filed March 30, 2004

**

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,210 for fiscal year ended 2003 and $2,500 for fiscal year ended 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $ 0 for fiscal year ended 2003 and $ 0 for fiscal year ended 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $ 0 for fiscal year ended 2003 and $ 0 for fiscal year ended 2004.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ 0 for fiscal year ended 2003 and $ 0 for fiscal year ended 2004.

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

Date: March 31, 2005

By: /s/ Elwood Shepard

Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the  following  persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Date: March 31, 2005

By: /s/ Elwood Shepard

Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2004

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	15
Balance Sheet, December 31, 2004	16
Statements of Operations, for the years ended December 31, 2004 and 2003 and from the re-entering of development stage on January 1, 1991 through December 31, 2004	17
Statement of Stockholders= Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2004	18-20
Statements of Cash Flows, for the years ended December 31, 2004 and 2003 and from the re-entering of development stage on January 1, 1991 through December 31, 2004	21-22
Notes to Financial Statements	23-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

HEAVENLY HOT DOGS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has no on-going operations and has incurred losses since re-entering into a new development stage on January 1, 1991.  Further, the Company has no working capital to pay its expenses and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 9, 2005

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2004
CURRENT ASSETS:
Cash	$ -
Total Current Assets	-
$ -
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 2,600
Advances payable	24,949
Total Current Liabilities	27,549
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(69,549)
Total Stockholders' Equity (Deficit)	(27,549)
$ -

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2004	2003	2004
REVENUE:	$ -	$ -	$ -
	________	________	________
EXPENSES:
General and administrative	5,422	4,710	69,549
	________	________	_________
Total Expenses	5,422	4,710	69,549
	________	________	_________
LOSS FROM OPERATIONS	(5,422)	(4,710)	(69,549)

CURRENT INCOME TAXES	-	-	-

DEFERRED INCOME TAX	-	-	-
	________	________	_________
NET LOSS	$ (5,422)	$ (4,710)	$ (69,549)
	_________	_________	_________
LOSS PER SHARE	$ (.01)	$ (.01)	$ (.30)
	_________	_________	_________

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2004

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
BALANCE, January 1, 1991	37,933	$ 38	$ 2,193,740	$ (2,166,215)	$ -	(1,575)	$ (27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
BALANCE, December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1992	-	-	-	-	-	-	-
BALANCE, December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
BALANCE, December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
BALANCE, December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
BALANCE, December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
BALANCE, December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2004

[CONTINUED]

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount

BALANCE, December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
BALANCE, December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
BALANCE, December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services rendered valued at $30,000 or $1.00 per share, April 2000	30,000	30	29,970	-	-	-	-
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	(41,000)	-	-
BALANCE, December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Common stock issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2004

[CONTINUED]

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Amount				Shares	Amount
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Cancellation of treasury stock, August 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Net loss for the year ended December 31, 2001	-	-	-	-	(13,146)	-	-
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(5,271)	-	-
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	(59,417)	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(4,710)	-	-
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	$ 749	$ 2,207,466	$ (2,166,215)	$ (69,549)	-	$ -

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$ (5,422)	$ (4,710)	$ (69,549)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	(2,300)	715	2,600
Net Cash (Used) by Operating Activities	(7,722)	(3,995)	(24,949)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	7,722	3,995	24,949
Net Cash Provided by Financing Activities	7,722	3,995	24,949

Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
Cash at End of the Year	$ -	$ -	$ -

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[Continued]

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2004	2003	2004
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2004:

None.

For 2003:

None.

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. (“the Company”) was organized under the laws of the State of Delaware on April 2, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc. The Company currently has no ongoing operations and is considered to be a development stage company as defined by Statement of Financial Accounting Standards No 7.

Restatement / Rescinded Acquisition - On July 1, 2002, the Company entered into an acquisition agreement with Trapper’s Pizza, Inc. The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Trapper’s Pizza, Inc. In March 2003, the Company and Trapper’s Pizza, Inc. agreed to rescind the acquisition agreement. The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper’s Pizza, Inc. from these financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 2].

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

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification – The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

Restatement – In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 5]

 HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2004, unused operating loss carryforwards of approximately $25,000, which may be applied against future taxable income and which expire in various years through 2024. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $3,800 and $3,000, respectively) at December 31, 2004 and 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $800 for the year ended December 31, 2004.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2004 and 2003.

Office Space - The Company has not had to rent office space. Our Transfer Agent, Action Stock Transfer, is allowing the Company to use their address as the Company’s mailing address, as needed at no cost to the Company.

Accounts Payable – The Company received advances of $7,722 in 2004 and $3,995 in 2003.  A total of $24,949 was owed at December 31, 2004 by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has no on-going operations and has incurred losses since re-entering into a new development stage on January 1, 1991.  Further, the Company has no working capital to pay its expenses and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2004, the Company had 749,350 shares issued and outstanding.

In August 2001, the Company cancelled 1,575 shares of common stock which had been previously repurchased for $27,563, or $17.50 per share.

During March 2001, the Company issued 500,000 shares of its previously authorized but unissued common stock for services rendered, valued at $5,000, or $.01 per share.

In March 2001, the Company affected a 10,000 for 1 reverse stock split. Any shareholder with less than 100 shares of pre-split common stock was not affected. For shareholders with less than 100 post-split shares, the Company issued 175,992 shares of its previously authorized but unissued common stock bringing them to a minimum of 100 shares.  The financial statements for all periods presented have been restated to reflect the stock split.

In June 2000, the Company issued 7,000 shares of its previously authorized but unissued common stock to an officer for services rendered, valued at $7,000, or $1.00 per share.

During April 2000, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered, valued at $30,000, or $1.00 per share.

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2004 and 2003 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2004:

	For the Year Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2004	2003	2004
Loss from continuing operations available to common stockholders (numerator)	$ (5,422)	$ (4,710)	$ (69,549)
	__________	____________	___________
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	231,548
	___________	____________	___________

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Management believes that the Company is not liable for any liabilities related to its former operations.  Management further believes that with the passage of time the likelihood of any such claims is remote. The Company is not currently named in nor is it aware of any such claims or suits against the Company. No amounts have been accrued in these financial statements.