Form 10QSB
period 2005-03-31
HEAVENLY HOT DOGS INC /
filed 2005-05-16
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Outstanding as of March 31, 2005

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2005 and December 31, 2004, and the statements of operations for the three months ended March 31, 2005 and 2004 and the period from January 1, 1991 to March 31, 2005, and the cash flows for the three months ended March 31, 2005 and 2004, and the period from January 1, 1991 to March 31, 2005, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2005 and December 31, 2004

5

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2005,

and 2004, and for the period from the re-entering of

development stage on January 1, 1991 through

March 31, 2005

6

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2005, and

2004, and for the period from the re-entering of

development stage on January 1, 1991 through

March 31, 2005

7

—

Notes to Unaudited Condensed Financial Statements

8 – 11

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004

CURRENT ASSETS:
Current Assets	$ -	$ -

Total Current Assets	-	-

	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 3,400	$ 2,600
Advances payable	25,449	24,949

Total Current Liabilities	28,849	27,549

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(70,849)	(69,549)

Total Stockholders' Equity (Deficit)	(28,849)	(27,549)

	$ -	$ -

Note: The Balance Sheet at December 31, 2004, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from
the Re-entering of
Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2005	2004	2005

REVENUE:	$ -	$ -	$ -

Total Revenue	-	-	-

EXPENSES:
General and administrative	1,300	1,300	70,849

Total Expenses	1,300	1,300	70,849

LOSS BEFORE INCOME TAXES	$ (1,300)	$ (1,300)	$ (70,849)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (1,300)	$ (1,300)	$ (70,849)

LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.29)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2005	2004	2005

Cash Flows From Operating Activities:
Net loss	$ (1,300)	$ (1,300)	$ (70,849)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	800	800	3,400

Net Cash (Used) by Operating Activities	(500)	(500)	(25,449)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances	500	500	25,449

Net Cash Provided by Financing Activities	500	500	25,449

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$ -	$ -	$ -

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2005:

None

For the three months ended March 31, 2004:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. (“the Company”) was organized under the laws of the State of Delaware on April 12, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc. The Company currently has no ongoing operations and is considered to be a development stage company as defined by Statement of Financial Accounting Standards No.7.   The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Restatement / Rescinded Acquisition – On July 1, 2002, the Company entered into an acquisition agreement with Trapper’s Pizza, Inc.  The Company issued 3,000,000 shares of common stock for all of the outstanding shares of Trapper’s Pizza, Inc.  In March 2003, the Company and Trapper’s Pizza, Inc. agreed to rescind the acquisition agreement.  The Company received and cancelled the previously issued 3,000,000 shares of common stock and has excluded all transactions involving Trapper’s Pizza, Inc. from these financial statements.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

Restatement - In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 5].

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at March 31, 2005, unused operating loss carryforwards of approximately $26,600, which may be applied against future taxable income and which expire in various years through 2025.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets, which consist mainly of net operating loss carryforwards, are approximately $4,000 and $3,800 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting  in a change in the valuation allowance of approximately $200 during the three months ended March 31, 2005.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the three months ended March 31, 2005 and 2004.

Office Space - The Company has not had a need to rent office space.  The Company’s transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

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

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At March 31, 2005 and December 31, 2004, the Company had 749,350 shares issued and outstanding.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended March 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through March 31,
	2005	2004	2005
Loss from continuing operations available to common stockholders (numerator)	$ (1,300)	$ (1,300)	$ (70,849)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	240,505

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB’s, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2005, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2005 through March 31, 2005, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

2

(32.1)

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: May 16, 2005

By: /s/ Elwood Shepard

Elwood Shepard, President