Form 10QSB
period 2005-09-30
HEAVENLY HOT DOGS INC /
filed 2005-11-09
CIK 823546

HEAVENLY HOT DOGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the quarterly period ended: September 30, 2005

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

Outstanding as of September 30, 2005

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at September 30, 2005 and December 31, 2004, and the statements of operations for the three and nine months ended September 30, 2005 and 2004 and the period from January 1, 1991 to September 30, 2005, and the cash flows for the nine months ended September 30, 2005 and 2004, and the period from January 1, 1991 to September 30, 2005, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2005 and December 31, 2004

5

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2005,

and 2004, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2005

6

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2005, and

2004, and for the period from the re-entering of

development stage on January 1, 1991 through

September 30, 2005

7

—

Notes to Unaudited Condensed Financial Statements

8 – 11

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2005	2004

CURRENT ASSETS:
Current Assets	$ -	$ -

Total Current Assets	-	-

	$ -	$ -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 2,260	$ 2,600
Advances payable	27,909	24,949

Total Current Liabilities	30,169	27,549

STOCKHOLDERS' (DEFICIT):
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(72,169)	(69,549)

Total Stockholders' (Deficit)	(30,169)	(27,549)

	$ -	$ -

Note: The Balance Sheet of December 31, 2004, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from
the Re-entering of
Development Stage
	For the Three		For the Nine		on January 1,
	Months Ended		Months Ended		1991 through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

REVENUE:	$ -	$ -	$ -	$ -	$ -

Total Revenue	-	-	-	-	-

EXPENSES:
General and
Administrative	660	200	2,620	3,934	72,169

Total Expenses	660	200	2,620	3,934	72,169

LOSS FROM
OPERATIONS	(660)	(200)	(2,620)	(3,934)	(72,169)

CURRENT INCOME
TAXES	-	-	-	-	-

DEFERRED INCOME
TAXES	-	-	-	-	-

NET LOSS	$ (660)	$ (200)	$ (2,620)	$ (3,934)	$ (72,169)

(LOSS) PER SHARE	$ (.00)	$ (.00)	$ (.00)	$ (.01)	$ (.28)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development Stage
	For the Nine		on January 1,
	Months Ended		1991 through
	September 30,		September 30,
	2005	2004	2005

Cash Flows From Operating Activities:
Net loss	$(2,620)	$(3,934)	$(72,169)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash stock issued for services rendered	-	-	42,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(340)	-	2,260

Net Cash (Used) by Operating Activities	(2,960)	(3,934)	(27,909)

Cash Flows From Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities

Increase in Advances	2,960	3,934	27,909

Net Cash (Used) by Financing Activities	2,960	3,934	27,909

Net Increase in Cash	-	-	-

Cash at Beginning of the Year	-	-	-

Cash at End of the Year	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2005:

None

For the nine months ended September 30, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements.

Restatement - In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 5].

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at September 30, 2005, unused operating loss carryforwards of approximately $27,900, which may be applied against future taxable income and which expire in various years through 2025.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets, which consist mainly of net operating loss carryforwards, are approximately $4,200 and $3,800 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting  in a change in the valuation allowance of approximately $400 during the nine months ended September 30, 2005.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the nine months ended September 30, 2005 and 2004.

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

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At September 30, 2005 and December 31, 2004, the Company had 749,350 shares issued and outstanding.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through September 30,
	2005	2004	2005	2004	2005
Loss from continuing operations available to common stockholders (numerator)	$ (660)	$ (200)	$ (2,620)	$ (3,934)	$ (72,169)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	749,350	749,350	257,794

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of September 30, 2005, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2005 through September 30, 2005, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Date:  November 8, 2005

By: /s/ Elwood Shepard

Elwood Shepard, President