Form 10KSB
period 2005-12-31
HEAVENLY HOT DOGS INC /
filed 2006-03-21
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of small business issuer in its charter)

Nevada	13-3403584
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7069 S. Highland Dr., Suite 300

Salt Lake City, UT 84121

(Address of principal executive offices)

Issuer's telephone number: (801)274-1011

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 30 or 15(d) of the Exchange Act.  ☐

Note – checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act during  the  past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) Yes ☒   No ☐    (2) Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

_________________________________________________________________________________________

State issuer's revenues for its most recent fiscal year: December 31, 2005  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12n-2 of the Exchange Act.)

As of March 3, 2006, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates.  During the past five years, there has been a very limited "public market" for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last trade reported on Yahoo! Finance for the Company's Common Stock on September 14, 2005, at $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 3, 2006
Common Stock, $.001 par value	749,350

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

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

_________________________________________________________________________________________

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

_________________________________________________________________________________________

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

None; not applicable

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

None.

_________________________________________________________________________________________

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited "public market" for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last the price quoted on Yahoo! Finance as of September 14, 2005, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

The Company is listed as trading under OTC Other on The Pink Sheets under the symbol "HHDG@.

Set forth below are the high and low bid prices for the Company's Common Stock for 2005 and 2004.

Quarter Ended	High Bid	Low Bid
2004
March	0.0001	0.0001
June	0.0001	0.0001
September	0.0001	0.0001
December	0.01	0.0001
2005
March	0.0001	0.0001
June	0.0001	0.0001
September	0.0001	0.0001
December	0.0001	0.0001

_________________________________________________________________________________________

HOLDERS

The number of record holders of the Company's common stock as of March 3, 2005, was 896; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The number of stockholders has been substantially the same during the past five years.

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

_________________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2005, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2005 through December 31, 2005, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management=s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

The financial statements of the Company are included following the signature page of this form 10-KSB.

_________________________________________________________________________________________

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

ITEM 8B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the year ended December 31, 2005 has been disclosed.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2005 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 68	Sole Officer and Director

Mr. Shepard is the General Contractor and President of Designer Construction, Inc. Designer Construction specializes in residential and commercial remodeling. He has extensive experience in the construction field and in day-to-day management of corporations.

_________________________________________________________________________________________

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

FINANCIAL EXPERT

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

_________________________________________________________________________________________

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. Our transfer agent, Action Stock Transfer, is allowing the Company to use their address as the Company’s mailing address, as needed, at no cost to the Company.

CERTAIN BUSINESS RELATIONSHIPS

The Company received advances of $4,860 in 2005 and $7,722 in 2004.  A total of $29,809 is now owed by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

INDEBTEDNESS OF MANAGEMENT

None; not applicable

_________________________________________________________________________________________

ITEM 13. EXHIBITS.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	14.1	Code of Ethics	*

2	31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,100 for fiscal year ended 2005 and $3,210 for fiscal year ended 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $ 0 for fiscal year ended 2005 and $ 0 for fiscal year ended 2004.

_________________________________________________________________________________________

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $ 0 for fiscal year ended 2005 and $ 0 for fiscal year ended 2004.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ 0 for fiscal year ended 2005 and $ 0 for fiscal year ended 2004.

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

Date: March 21, 2006

By: /s/ Elwood Shepard

Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Date: March 21, 2006

By: /s/ Elwood Shepard

Elwood Shepard, Director

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2005

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	15
Balance Sheet, December 31, 2005	16
Statements of Operations, for the years ended December 31, 2005 and 2004 and from the re-entering of development stage on January 1, 1991 through December 31, 2005	17
Statement of Stockholders= Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2005	18-21
Statements of Cash Flows, for the years ended December 31, 2005 and 2004 and from the re-entering of development stage on January 1, 1991 through December 31, 2005	22-23
Notes to Financial Statements	24-27

_________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

HEAVENLY HOT DOGS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 14, 2006

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2005
CURRENT ASSETS:
Cash	$-
Total Current Assets	-
$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,150
Advances payable	29,809
Total Current Liabilities	31,959
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(73,959)
Total Stockholders' Equity (Deficit)	(31,959)
$-

The accompanying notes are an integral part of this financial statement.

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,			Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2005		2004	2005
REVENUE:	$-		$-	$-

EXPENSES:
General and administrative	4,410		5,422	73,959

Total Expenses	4,410		5,422	73,959

LOSS FROM OPERATIONS	(4,410)		(5,422)	(73,959)

CURRENT INCOME TAXES	-		-	-

DEFERRED INCOME TAX	-		-	-

NET LOSS	$(4,410)	$	(5,422)	$(73,959)

LOSS PER SHARE	$(.01)		$(.01)

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2005

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Par Value	Deficit	Stage	Shares	Amount
BALANCE, January 1, 1991	37,933	$ 38	$ 2,193,740	$ (2,166,215)	$ -	(1,575)	$ (27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
BALANCE, December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1992	-	-	-	-	-	-	-
BALANCE, December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
BALANCE, December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
BALANCE, December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
BALANCE, December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
BALANCE, December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-

[Continued]

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2005

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Par Value	Deficit	Stage	Shares	Amount
BALANCE, December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
BALANCE, December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
BALANCE, December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services rendered valued at $30,000 or $1.00 per share, April 2000	30,000	30	29,970	-	-	-	-
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	(41,000)	-	-
BALANCE, December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Common stock issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-

[Continued]

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2005

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Par Value	Deficit	Stage	Shares	Amount
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Cancellation of treasury stock, August 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Net loss for the year ended December 31, 2001	-	-	-	-	(13,146)	-	-
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(5,271)	-	-
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	(59,417)	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(4,710)	-	-
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	$ 749	$ 2,207,466	$ (2,166,215)	$ (73,959)	-	$ -

The accompanying notes are an integral part of this financial statement.

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(4,410)	$(5,422)	$(73,959)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	(450)	(2,300)	2,150
Net Cash (Used) by Operating Activities	(4,860)	(7,722)	(29,809)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	4,860	7,722	29,809
Net Cash Provided by Financing Activities	4,860	7,722	29,809

Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
Cash at End of the Year	$-	$-	$-

[Continued]

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[Continued]

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2005	2004	2005
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2005:

None.

For 2004:

None.

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________________________

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

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification – The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

Restatement – In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 5]

_________________________________________________________________________________________

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

The Company has available at December 31, 2005, unused operating loss carryforwards of approximately $29,700, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $4,500 and $3,800, respectively) at December 31, 2005 and 2004 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $700 for the year ended December 31, 2005.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2005 and 2004.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $4,860 in 2005 and $7,722 in 2004.  A total of $29,806 was owed at December 31, 2005 by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

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

_________________________________________________________________________________________

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2005, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	2005	2004
Loss from continuing operations available to common stockholders (numerator)	$(4,410)	$(5,422)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

_________________________________________________________________________________________

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

_________________________________________________________________________________________