Form 10QSB
period 2006-03-31
HEAVENLY HOT DOGS INC /
filed 2006-05-04
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2006
Common Stock, $0.001	749,350

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2006 and December 31, 2005, and the statements of operations for the three months ended March 31, 2006 and 2005 and the period from January 1, 1991 to March 31, 2006, and the cash flows for the three months ended March 31, 2006 and 2005, and the period from January 1, 1991 to March 31, 2006, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets,
	March 31, 2006 and December 31, 2005	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2006,
	and 2005, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2006	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2006, and
	2005, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2006	7

-	Notes to Unaudited Condensed Financial Statements	8 – 10

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2006	2005

CURRENT ASSETS:
Current Assets	$ -	$ -

Total Current Assets	-	-

	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 3,200	$ 2,150
Advances payable	30,606	29,809

Total Current Liabilities	33,806	31,959

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained earnings (deficit)	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(75,806)	(73,959)

Total Stockholders' Equity (Deficit)	(33,806)	(31,959)

	$ -	$ -

Note: The Balance Sheet at December 31, 2005, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Cumulative from
the Re-entering of
Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2006	2005	2006

REVENUE:	$ -	$ -	$ -

Total Revenue	-	-	-

EXPENSES:
General and administrative	1,847	1,300	75,806

Total Expenses	1,847	1,300	75,806

LOSS BEFORE INCOME TAXES	$ (1,847)	$ (1,300)	$ (75,806)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$ (1,847)	$ (1,300)	$ (75,806)

LOSS PER COMMON SHARE	$ (.00)	$ (.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$ (1,847)	$ (1,300)	$ (75,806)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	1,050	800	3,200

Net Cash (Used) by Operating Activities	(797)	(500)	(30,606)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances	797	500	30,606

Net Cash Provided by Financing Activities	797	500	30,606

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$ -	$ -	$ -

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2006:

None

For the three months ended March 31, 2005:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of  management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 5].

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

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for  the Servicing of Financial Assets,” were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Reclassification – The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

Restatement – In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 4]

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2006 and 2005.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $797  and $500 for the periods ended March 31, 2005 and 2004, respectively.  A total of $30,606 was owed at March 31, 2006 by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

NOTE 3 – GOING CONCERN

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At March 31, 2006, the Company had 749,350 shares issued and outstanding.

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

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2006 and 2005:

	For the Period Ended March 31,
	2006	2005
Loss from continuing operations available to common stockholders (numerator)	$(1,847)	$(1,300)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2006, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2006 through March 31, 2006, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None; not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable

ITEM 5.   OTHER INFORMATION.

None; not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: May 4, 2006

By: /s/ Elwood Shepard

Elwood Shepard, President