Form 10KSB
period 2006-12-31
HEAVENLY HOT DOGS INC /
filed 2007-03-19
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State issuer's revenues for its most recent fiscal year: December 31, 2006  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12n-2 of the Exchange Act.)

As of January 18, 2007, there were 242,350 shares of common voting stock of the Registrant held by non-affiliates.  During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last trade reported on Yahoo! Finance for the Company's Common Stock on December 26, 2006, at $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 18, 2007
Common Stock, $.001 par value	749,350

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM  TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN  STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM  ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dogs, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985.  On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD.  On June 3, 1988 HHD changed its name from Heavenly Hot Dogs, Inc. to HHD, Inc.  On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dogs, Inc.  As a result of the acquisition of HHD, there was a complete change in control of the Company, as HHD’s officers and directors replaced the Company’s officers and directors.

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products.  The Company planed to sell franchises for the retail sale of its Chicago style Hot Dogs.  The Company discontinued these operations during 1990 and has been inactive since that time.  The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991.  The Company’s management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company’s charter with the states.

In December 1999 the sole officer and director of the Company resigned and selected new management.  In March 2000, the new management brought the Company current in its reporting with State of Delaware, which has reinstated the Company’s charter.

In June 2000, the Company’s officers and directors resigned and selected new management. The Company also changed its domicile from Delaware to Nevada in June 2000.

In March 2001, the Company effected a one for ten thousand reverse stock split. No shareholder of record was reversed below one hundred shares. All shareholders with less than one hundred pre-split shares were not affected by the reverse.

On July 1, 2002, the Company effected a reverse acquisition with Trapper’s Pizza, Inc., a Utah corporation. Trapper’s Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper’s Pizza, LLC filed articles of conversion with the State of Utah, which dissolved the LLC and organized the corporation.

On February 18, 2003, the Company filed a lawsuit in the Third District Court in Salt Lake City, Utah, against Trapper’s Pizza, Inc., and its sole officer and director, Trabert S. Turner, to rescind the acquisition with Trapper’s Pizza, Inc., to be effective December 31, 2002, based upon materially inaccurate disclosures made prior to the acquisition during the Company’s due diligence.  On March 4, 2003, Trapper’s Pizza, Inc. and Trabert S. Turner entered into a Stipulation with the Company, agreeing to a rescission of the acquisition agreement.  A stipulated Order and Judgment was prepared and delivered for signature and entry by the Third District Court, to formally rescind the acquisition as of December 31, 2002. The Court signed the Order and Judgment on March 4, 2003.  Entry of the Order and Judgment returned the Company back to the status it was immediately prior to the reverse acquisition of Trapper’s Pizza, Inc.

As a result of the foregoing, the Company has had no business operations, and is actively seeking merger or acquisition candidates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last the price quoted on Yahoo! Finance as of December 26, 2006, of $0.0001 per share, the market value of shares held by non-affiliates would be $24.24. There are no preferred shares authorized.

The Company trades on the Over-the-Counter Bulletin Board under the symbol “HHDG”.

Set forth below are the high and low bid prices for the Company's Common Stock for 2005 and 2006.

Quarter Ended	High Bid	Low Bid
2005
March	0.0001	0.0001
June	0.0001	0.0001
September	0.0001	0.0001
December	0.0001	0.0001
2006
March	0.0001	0.0001
June	0.0001	0.0001
September	0.0001	0.0001
December	0.0001	0.0001

HOLDERS

The number of record holders of the Company's common stock as of January 18, 2007, was 901; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The number of stockholders has been substantially the same during the past five years.

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

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct which was included as an exhibit to our 2003 10-KSB filed March 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2006, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2006 through December 31, 2006, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

The financial statements of the Company are included following the signature page of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the year ended December 31, 2006 has been disclosed.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2006 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 69	Sole Officer and Director

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

CERTAIN BUSINESS RELATIONSHIPS

The Company received advances of $6,947 in 2006 and $4,860 in 2005.  A total of $36,756 is now owed by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

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

(b)  Reports on Form 8-K

None

*

Incorporated by reference. Filed as exhibit to 2003 10-KSB filed March 30, 2004

**

The Exhibit attached to this Form 10-KSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,378 for fiscal year ended 2006 and $3,100 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $ 0 for fiscal year ended 2006 and $ 0 for fiscal year ended 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $ 0 for fiscal year ended 2006 and $ 0 for fiscal year ended 2005.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ 0 for fiscal year ended 2006 and $ 0 for fiscal year ended 2005.

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

Date: March 16, 2007

By: /s/ Elwood Shepard

Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Date: March 16, 2007

By: /s/ Elwood Shepard

Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2006

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	15
Balance Sheet, December 31, 2006	16
Statements of Operations, for the years ended December 31, 2006 and 2005 and from the re-entering of development stage on January 1, 1991 through December 31, 2006	17
Statement of Stockholders’ Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2006	18-20
Statements of Cash Flows, for the years ended December 31, 2006 and 2005 and from the re-entering of development stage on January 1, 1991 through December 31, 2006	21-22
Notes to Financial Statements	23-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heavenly Hot Dogs, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on January 1, 1991 through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on January 1, 1991 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Heavenly Hot Dogs, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, Heavenly Hot Dogs, Inc. has incurred losses since its inception and has not yet established profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 8, 2007

Salt Lake City, Utah

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2006
CURRENT ASSETS:
Cash	$-
Total Current Assets	-
$-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,975
Advances payable	36,756
Total Current Liabilities	39,731
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained (deficit)	(2,166,215)
Deficit accumulated during the development stage	(81,731)
Total Stockholders' Equity (Deficit)	(39,731)
$-

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2006	2005	2006
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	7,772	4,410	81,731

Total Expenses	7,772	4,410	81,731

LOSS FROM OPERATIONS	(7,772)	(4,410)	(81,731)

CURRENT INCOME TAXES	-	-	-

DEFERRED INCOME TAX	-	-	-

NET LOSS	$(7,772)	$(4,410)	$(81,731)

LOSS PER SHARE	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2006

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

JANUARY 1, 1991 THROUGH DECEMBER 31, 2006

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

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2006

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Par Value	Deficit	Stage	Shares	Amount
Cancellation of treasury stock, August 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Net loss for the year ended December 31, 2001	-	-	-	-	(13,146)	-	-
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(5,271)	-	-
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	(59,417)	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(4,710)	-	-
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	749	2,207,466	(2,166,215)	(73,959)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(7,772)	-	-
BALANCE, December 31, 2006	749,350	$ 749	$ 2,207,466	$ (2,166,215)	$ (81,731)	-	$ -

The accompanying notes are an integral part of this financial statement.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(7,772)	$(4,410)	$(81,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	825	(450)	2,975
Net Cash (Used) by Operating Activities	(6,947)	(4,860)	(36,756)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	6,947	4,860	36,756
Net Cash Provided by Financing Activities	6,947	4,860	36,756

Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
Cash at End of the Year	$-	$-	$-

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[Continued]

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2006	2005	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2006:

None.

For 2005:

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

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification – The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

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

The Company has available at December 31, 2006, unused operating loss carryforwards of approximately $37,400, which may be applied against future taxable income and which expire in various years through 2026. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $5,600 and $4,500, respectively) at December 31, 2006 and 2005 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $1,100 for the year ended December 31, 2006

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2006 and 2005.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $6,947 in 2006 and $4,860 in 2005.  A total of $36,756 was owed at December 31, 2006 by the Company for advances.  These funds are due and payable upon demand and have no stated interest rate.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2006, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2006 and 2005:

	For the Year Ended December 31,
	2006	2005
Loss from continuing operations available to common stockholders (numerator)	$(7,772)	$(4,410)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

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