Form 10QSB
period 2007-03-31
HEAVENLY HOT DOGS INC /
filed 2007-05-11
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Class	Outstanding as of March 31, 2007
Common Stock, $0.001	749,350

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Heavenly Hot Dogs, Inc. (a development stage company) at March 31, 2007 and December 31, 2006, and the statements of operations for the three months ended March 31, 2007 and 2006 and the period from January 1, 1991 to March 31, 2007, and the cash flows for the three months ended March 31, 2007 and 2006, and the period from January 1, 1991 to March 31, 2007, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheet,
	March 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2007,
	and 2006, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2007	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2007, and
	2006, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2007	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

March 31,
2007

CURRENT ASSETS:
Current Assets	$-

Total Current Assets	-

$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,108
Advances payable	38,273
Accrued Interest	574

Total Current Liabilities	42,955

STOCKHOLDERS' DEFICIT:
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749
Capital in excess of par value	2,207,466
Retained deficit	(2,166,215)
Deficit accumulated during development stage	(84,955)

Total Stockholders' Deficit	(42,955)

$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative from
			the Re-entering of
			Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2007	2006	2007

REVENUE:	$-	$-	$-

Total Revenue	-	-	-

EXPENSES:
General and administrative	2,650	1,847	84,381

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,650)	(1,847)	(84,381)

OTHER INCOME (EXPENSE):
Interest Expense	(574)	-	(574)

LOSS BEFORE INCOME TAXES	$(3,224)	$(1,847)	$(84,955)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,224)	$(1,847)	$(84,955)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development Stage
	For the Three		on January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(3,224)	$(1,847)	$(84,955)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	1,133	1,050	4,108
Increase in accrued interest	574	-	574

Net Cash (Used) by Operating Activities	(1,517)	(797)	(38,273)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances	1,517	797	38,273

Net Cash Provided by Financing Activities	1,517	797	38,273

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2007:

None

For the three months ended March 31, 2006:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2007 and 2006.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $1,517 during the period ended March 31, 2007 and $797 for the same period in 2006.  A total of $38,273 was owed at March 31, 2007 by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at March 31, 2007 was $574.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2007 and 2006:

	For the Periods Ended March 31,
	2007	2006
Loss from continuing operations available to common stockholders (numerator)	$(3,224)	$(1,847)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2007, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2007 through March 31, 2007, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Date: May 11, 2007

By: /s/ Elwood Shepard

Elwood Shepard, President