Form 10KSB
period 2007-12-31
HEAVENLY HOT DOGS INC /
filed 2008-03-24
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State issuer's revenues for its most recent fiscal year: December 31, 2007  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12n-2 of the Exchange Act.)

As of March 12, 2008, there were 249,750 shares of common voting stock of the Registrant held by non-affiliates.  During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  It is therefore difficult to determine the market value of the stock. Based on the last trade reported on Yahoo! Finance for the Company's Common Stock on March 6, 2008, at $0.35 per share, the market value of shares held by non-affiliates would be $87,412. There are no preferred shares authorized.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 12, 2008
Common Stock, $.001 par value	749,350

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

History - The Company was incorporated under the laws of the State of Delaware on April 2, 1987 as BK Ventures, Inc. and was organized to create a corporate vehicle to seek and acquire a business opportunity. In March 1988, The Company completed a public offering of 15,785,667 units at $.015 per unit.  Each unit consisted of one share of common stock, three A warrants to purchase three shares of common stock at $.25 per share, and three B warrants to purchase three shares of common stock at $.05 per share. The A warrants had an expiration date of March 24, 1989, while the B warrants had an expiration date of March 24, 1990.

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

HHD operated as a subsidiary of the Company and attempted to manufacture self-contained fiberglass buildings which would provide for walk-up and drive-thru sales of premium Chicago style hot dogs and related fast food products.  The Company planned to sell franchises for the retail sale of its Chicago style Hot Dogs.  The Company discontinued these operations during 1990 and has been inactive since that time.  The Company is currently seeking potential business ventures. The Company is considered to have re-entered into a new development stage on January 1, 1991.  The Company’s management failed to complete annual reports with the State of Delaware and Colorado, of which both had suspended the Company’s charter with the states.

In December 1999 the sole officer and director of the Company resigned and selected new management.  In March 2000, the new management brought the Company current in its reporting with the State of Delaware, which has reinstated the Company’s charter.

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

None; not applicable

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

None; not applicable

TIME SPENT DURING THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT   ACTIVITIES

None; not applicable

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None; not applicable

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has not had to rent office space. Our Transfer Agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  The Company trades on the Over-the-Counter Bulletin Board under the symbol “HHDG”.

Quarter Ended	CLOSING BID		CLOSING ASK
2006
March	NONE	NONE	NONE	NONE
June	NONE	NONE	NONE	NONE
September	NONE	NONE	NONE	NONE
December	NONE	NONE	NONE	NONE
2007
March	NONE	NONE	NONE	NONE
June	NONE	NONE	NONE	NONE
September	.05	.05	NONE	NONE
December	.42	.05	1.00	.20

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

HOLDERS

The number of record holders of the Company's common stock as of March 12, 2008, was 905; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this filing.  This filing contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position.  You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this filing identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of Development Stage. The Company's balance sheet as of December 31, 2007, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2007 through December 31, 2007, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 7.  FINANCIAL STATEMENTS.

FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

The financial statements of the Company are included following the signature page of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2007 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 70	Sole Officer and Director

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

ITEM 10.  EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

Number and Percentage of Shares Beneficially Owned
Name and Address	# of Shares	% of Class
Elwood Shepard	499,600	66.67%

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the shareholdings of the Company's directors and executive officers as the date hereof:

Number and Percentage of Shares Beneficially Owned
Name	# of Shares		% of Class
	Direct	Indirect
Elwood Shepard	499,600	0	66.67%
All directors and executives officers as a group	499,600	0	66.67%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company has not had to rent office space. Our transfer agent, Action Stock Transfer, is allowing the Company to use their address as the Company’s mailing address, as needed, at no cost to the Company.

CERTAIN BUSINESS RELATIONSHIPS

The Company received advances of $7,780 in 2007 and $6,947 in 2006.  A total of $44,536 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $2,467.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,263 for fiscal year ended 2007 and $4,378 for fiscal year ended 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $ 0 for fiscal year ended 2007 and $ 0 for fiscal year ended 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $ 0 for fiscal year ended 2007 and $ 0 for fiscal year ended 2006.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ 0 for fiscal year ended 2007 and $ 0 for fiscal year ended 2006.

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

HEAVENLY HOT DOGS, INC.

Date: March 21, 2008	By: /s/ Elwood Shepard
Elwood Shepard, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 21, 2008	By: /s/ Elwood Shepard
Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets, December 31, 2007 and 2006	F-3
Statements of Operations, for the years ended December 31, 2007 and 2006 and from the re-entering of development stage on January 1, 1991 through December 31, 2007	F-4
Statement of Stockholders’ Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2007	F-5
Statements of Cash Flows, for the years ended December 31, 2007 and 2006 and from the re-entering of development stage on January 1, 1991 through December 31, 2007	F-8
Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heavenly Hot Dogs, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the development stage on January 1, 1991 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the development stage on January 1, 1991 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 19, 2008

Salt Lake City, Utah

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,
	2007	2006
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-
	$-	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,700	$2,975
Advances payable	44,536	36,756
Accrued interest	2,467	-
Total Current Liabilities	48,703	39,731
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(90,703)	(81,731)
Total Stockholders' Deficit	(48,703)	(39,731)
	$-	$-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2007	2006	2007
REVENUE:	$-	$-	$-

EXPENSES:

General and administrative	6,505	7,772	88,236

Total Expenses	6,505	7,772	88,236

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,505)	(7,772)	(88,236)

Interest Expense	(2,467)	-	(2,467)

LOSS BEFORE INCOME TAXES	(8,972)	(7,772)	(90,703)

Current Income Taxes	-	-	-

Deferred Income Tax	-	-	-

NET LOSS	$(8,972)	$(7,772)	$(90,703)

LOSS PER SHARE	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2007

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
BALANCE, January 1, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
BALANCE, December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1992	-	-	-	-	-	-	-
BALANCE, December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
BALANCE, December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
BALANCE, December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
BALANCE, December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
BALANCE, December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2007

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
BALANCE, December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-
BALANCE, December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-
BALANCE, December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services rendered valued at $30,000 or $1.00 per share, April 2000	30,000	30	29,970	-	-	-	-
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	(41,000)	-	-
BALANCE, December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Common stock issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2007

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
Cancellation of treasury stock, August 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Net loss for the year ended December 31, 2001	-	-	-	-	(13,146)	-	-
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(5,271)	-	-
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	(59,417)	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(4,710)	-	-
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	749	2,207,466	(2,166,215)	(73,959)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(7,772)	-	-
BALANCE, December 31, 2006	749,350	749	2,207,466	(2,166,215)	(81,731)	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	(8,972)	-	-
BALANCE, December 31, 2007	749,350	749	2,207,466	(2,166,215)	(90,703)	-	-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(8,972)	$(7,772)	$(90,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	(1,275)	825	1,700
Increase (decease) in accrued interest	2,467	-	2,467
Net Cash (Used) by Operating Activities	(7,780)	(6,947)	(44,536)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	7,780	6,947	44,536
Net Cash Provided by Financing Activities	7,780	6,947	44,536

Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
Cash at End of the Year	$-	$-	$-

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[Continued]

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2007	2006	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2007:

None.

For 2006:

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

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued. SFAS No. 155, 156, 157 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification – The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

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

The Company has available at December 31, 2007, unused operating loss carryforwards of approximately $46,400, which may be applied against future taxable income and which expire in various years through 2027. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $7,000 and $5,600, respectively) at December 31, 2007 and 2006 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $1,400 for the year ended December 31, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2007 and 2006.

Office Space - The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $7,780 in 2007 and $6,947 in 2006.  A total of $44,536 was owed at December 31, 2007 by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%.  Accrued interest to-date is $2,467.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2007, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2007 and 2006:

	For the Year Ended December 31,
	2007	2006
Loss from continuing operations available to common stockholders (numerator)	$(8,972)	$(7,772)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

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