Form 10-Q
period 2008-03-31
HEAVENLY HOT DOGS INC /
filed 2008-05-08
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  33-1773NY

HEAVENLY HOT DOGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0674571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7069 S. Highland Dr., Suite 300, Salt Lake City, UT	84121
(Address of principal executive offices)	(Zip Code)

(801) 274-1011

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	March 31, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2008,
	and 2007, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2008	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2008, and
	2007, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2008	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Current Assets	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,959	$1,700
Advances payable	44,736	44,536
Accrued Interest	3,138	2,467

Total Current Liabilities	51,833	48,703

STOCKHOLDERS' DEFICIT:
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(93,833)	(90,703)

Total Stockholders' Deficit	(51,833)	(48,703)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative from
			the Re-entering of
			Development
			Stage on
	For the Three		January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2008	2007	2008

REVENUE:	$-	$-	$-

Total Revenue	-	-	-

EXPENSES:
General and administrative	2,459	2,650	90,695

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,459)	(2,650)	(90,695)

OTHER INCOME (EXPENSE):
Interest Expense	(671)	(574)	(3,138)

LOSS BEFORE INCOME TAXES	$(3,130)	$(3,224)	$(93,833)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,130)	$(3,224)	$(93,833)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development
			Stage on
	For the Three		January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2008	2007	2008

Cash Flows From Operating Activities:
Net loss	$(3,130)	$(3,224)	$(93,833)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	2,259	1,133	3,959
Increase in accrued interest	671	574	3,138

Net Cash (Used) by Operating Activities	(200)	(1,517)	(44,736)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances	200	1,517	44,736

Net Cash Provided by Financing Activities	200	1,517	44,736

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

None

For the three months ended March 31, 2007:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2008 and 2007.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $200 during the period ended March 31, 2008 and $1,517 for the same period in 2007.  A total of $44,736 was owed at March 31, 2008 by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at March 31, 2008 was $3,138.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2008 and 2007:

	For the Periods Ended March 31,
	2008	2007
Loss from continuing operations available to common stockholders (numerator)	$(3,130)	$(3,224)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company's balance sheet as of March 31, 2008, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through March 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against Heavenly Hot Dogs, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Heavenly Hot Dogs, Inc., or have any material interests in actions that are adverse our own.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in "pink sheets" or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser's investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: May 6, 2008

By: /s/ Elwood Shepard

Elwood Shepard, President