Form 10-K
period 2008-12-31
HEAVENLY HOT DOGS INC /
filed 2009-03-12
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of small business issuer in its charter)

Nevada	13-3403584
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

7069 S. Highland Dr., Suite 300

Salt Lake City, UT 84121

(Address of principal executive offices)

Issuer’s telephone number: (801)274-1011

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes   X   No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 X  Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer      .

Non-accelerated filer        (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 X  Yes        No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common stock held by non-affiliates of the Company is $19,980 based on the most recent trading price of the Company’s common stock of $.08 on January 27, 2009.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 28, 2009
Common Stock, $.001 par value	749,350

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

Business Development

References to “we,” “us,” “our” or the “Company” in this report refer to Heavenly Hot Dogs, Inc., a Nevada corporation

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

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

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

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

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

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

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

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  The Company trades on the Over-the-Counter Bulletin Board under the symbol “HHDG”.

Quarter Ended	CLOSING BID		CLOSING ASK
2007	HIGH	LOW	HIGH	LOW
March	NONE	NONE	NONE	NONE
June	NONE	NONE	NONE	NONE
September	.05	.05	NONE	NONE
December	.42	.05	1.00	.20
2008
March	2.25	.15	5.00	.40
June	.29	.20	1.20	.89
September	.30	.10	1.01	1.01
December	.25	.05	1.01	1.00

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company’s common stock as of January 28, 2009, was 906; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder’s equity since re-entering of Development Stage. The Company’s balance sheet as of December 31, 2008, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from January 1, 2008 through December 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2008 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 71	Sole Officer and Director since June 2000

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

Code of Ethics

We have a Code of Ethics which was adopted in 2004 and is filed as an Exhibit (incorporated by reference) to this 10K.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Elwood Shepard	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, President, Secretary, Treasurer	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

There are no arrangements pursuant to which any of the Company’s directors were compensated during the Company’s last completed fiscal year or the previous two fiscal years for any service provided as director.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of the Company’s common stock as of the date hereof:

Number and Percentage of Shares Beneficially Owned
Name and Address	# of Shares	% of Class
Elwood Shepard	499,600	66.67%

Security Ownership of Management

The following table sets forth the shareholdings of the Company’s directors and executive officers as the date hereof:

Number and Percentage of Shares Beneficially Owned
Name	# of Shares		% of Class
	Direct	Indirect
Elwood Shepard	499,600	0	66.67%
All directors and executives officers as a group	499,600	0	66.67%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

The Company has not had to rent office space. Our transfer agent, Action Stock Transfer, is allowing the Company to use their address as the Company’s mailing address, as needed, at no cost to the Company.

Certain Business Relationships

The Company received advances of $5,179 in 2008 and $7,780 in 2007.  A total of $49,715 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $5,303.

Indebtedness of Management

None; not applicable

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,749 for fiscal year ended 2008 and $5,263 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	3.1	Articles of Incorporation and Amendments thereto	*

2	3.2	By-Laws	*

3	4.1	Form of Stock Certificate	*

4	10.1	Agreement and Plan of Reorganization – Trappers Pizza	**

5	14.1	Code of Ethics	***

6	31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

7	32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****	Attached

*

Incorporated by reference. Filed as exhibit to S-1 Registration Statement filed September 8, 1987

**

Incorporated by reference. Filed as exhibit 99 to Form 8-K filed July 5, 2002

***

Incorporated by reference. Filed as exhibit to 2003 10-KSB filed March 30, 2004

****

The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K

None

(c)  Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEAVENLY HOT DOGS, INC.

Date: March 10, 2009	By: /s/ Elwood Shepard
Elwood Shepard, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 10, 2009	By: /s/ Elwood Shepard
Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets, December 31, 2008 and 2007	F-3
Statements of Operations, for the years ended December 31, 2008 and 2007 and from the re-entering of development stage on January 1, 1991 through December 31, 2008	F-4
Statement of Stockholders’ Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2008	F-5
Statements of Cash Flows, for the years ended December 31, 2008 and 2007 and from the re-entering of development stage on January 1, 1991 through December 31, 2008	F-8
Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heavenly Hot Dogs, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the development stage on January 1, 1991 through December 31, 2008. Heavenly Hot Dogs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the development stage on January 1, 1991 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Heavenly Hot Dogs, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, Heavenly Hot Dogs, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 10, 2009

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-
	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,180	$1,700
Advances payable	49,715	44,536
Accrued interest	5,303	2,467
Total Current Liabilities	58,198	48,703
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 750,000,000 shares authorized, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(100,198)	(90,703)
Total Stockholders’ Deficit	(58,198)	(48,703)
	$-	$-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2008	2007	2008
REVENUE:	$-	$-	$-

EXPENSES:

General and administrative	6,659	6,505	94,895

Total Expenses	6,659	6,505	94,895

LOSS BEFORE OTHER INCOME (EXPENSE)	(6,659)	(6,505)	(94,895)

Interest Expense	(2,836)	(2,467)	(5,303)

LOSS BEFORE INCOME TAXES	(9,495)	(8,972)	(100,198)

Current Income Taxes	-	-	-

Deferred Income Tax	-	-	-

NET LOSS	$(9,495)	$(8,972)	$(100,198)

LOSS PER SHARE	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2008

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

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2008

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

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2008

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	749	2,207,466	(2,166,215)	(73,959)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(7,772)	-	-
BALANCE, December 31, 2006	749,350	749	2,207,466	(2,166,215)	(81,731)	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	(8,972)	-	-
BALANCE, December 31, 2007	749,350	749	2,207,466	(2,166,215)	(90,703)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	(9,495)	-	-
BALANCE, December 31, 2008	749,350	749	2,207,466	(2,166,215)	(100,198)	-	-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(9,495)	$(8,972)	$(100,198)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	1,480	(1,275)	3,180
Increase (decease) in accrued interest	2,836	2,467	5,303
Net Cash (Used) by Operating Activities	(5,179)	(7,780)	(49,715)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	5,179	7,780	49,715
Net Cash Provided by Financing Activities	5,179	7,780	49,715

Net Increase in Cash	-	-	-
Cash at Beginning of the Year	-	-	-
Cash at End of the Year	$-	$-	$-

[Continued]

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[Continued]

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2008	2007	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2008:

None.

For 2007:

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

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

Recently Enacted Accounting Standards – Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification – The financial statements for periods prior to December 31, 2008 have been reclassified to conform to the headings and classifications used in the December 31, 2008 financial statements.

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

The Company has available at December 31, 2008, unused operating loss carryforwards of approximately $55,900, which may be applied against future taxable income and which expire in various years through 2028. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $8,400 and $7,000, respectively) at December 31, 2008 and 2007 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $1,400 for the year ended December 31, 2008

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2008 and 2007.

Office Space - The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $5,179 in 2008 and $7,780 in 2007.  A total of $49,715 was owed at December 31, 2008 by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%.  Accrued interest to-date is $5,303.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2008, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008	2007
Loss from continuing operations available to common stockholders (numerator)	$(9,495)	$(8,972)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

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