Form 10-Q
period 2009-06-30
HEAVENLY HOT DOGS INC /
filed 2009-08-05
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

  ☐   Yes   ☐   No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	June 30, 2009 (Unaudited) and December 31, 2008	5

-	Unaudited Condensed Statements of Operations,
	for the three and six months ended June 30, 2009,
	and 2008, and for the period from the re-entering of
	development stage on January 1, 1991 through
	June 30, 2009	6

-	Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2009, and
	2008, and for the period from the re-entering of
	development stage on January 1, 1991 through
	June 30, 2009	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Current Assets	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,825	$3,180
Advances payable	54,131	49,715
Accrued Interest	6,884	5,303

Total Current Liabilities	63,840	58,198

STOCKHOLDERS' DEFICIT:
Common stock, 750,000,000 shares
authorized, $.001 par value, 749,350
shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(105,840)	(100,198)

Total Stockholders' Deficit	(63,840)	(58,198)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative from
					the Re-entering
					of Development
					Stage on
	For the Three		For the Six		January 1,
	Months Ended		Months Ended		1991 through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General And Administrative	1,225	1,370	4,061	3,829	98,956

Loss Before Other Income (Expense)	(1,225)	(1,370)	(4,061)	(3,829)	(98,956)

Other Income (Expense):
Interest Expense	(812)	(675)	(1,581)	(1,346)	(6,884)

Loss Before Income Taxes	(2,037)	(2,045)	(5,642)	(5,175)	(105,840)

Current Income Tax Expense	-	-	-	-	-

Deferred Income Tax Expense	-	-	-	-	-

Net Loss	$(2,037)	$(2,045)	$(5,642)	$(5,175)	$(105,840)

Net Loss Per Common Share – Basic and Diluted	$(.00)	$(.00)	$(.01)	$(.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350	749,350	749,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development
			Stage on
	For the Six		January 1,
	Months Ended		1991 through
	June 30,		June 30,
	2009	2008	2009

Cash Flows From Operating Activities:
Net loss	$(5,642)	$(5,175)	$(105,840)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	(355)	3,389	2,825
Increase in accrued interest	1,581	1,346	6,884

Net Cash (Used) by Operating Activities	(4,416)	(440)	(54,131)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances	4,416	440	54,131

Net Cash Provided by Financing Activities	4,416	440	54,131

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the six months ended June 30, 2009:

None

For the six months ended June 30, 2008:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended June 30, 2009 and 2008.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $4,416 during the period ended June 30, 2009 and $440 for the same period in 2008.  A total of $54,131 was owed at June 30, 2009 by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at June 30, 2009 was $6,884.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the affect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Loss from continuing operations available to common stockholders (numerator)	(2,037)	$(2,045)	$(5,642)	$(5,175)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 5, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company's balance sheet as of June 30, 2009, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2009 through June 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

•

is listed in "pink sheets" or on the OTC Bulletin Board;

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

Date: August 5, 2009

By: /s/ Elwood Shepard

Elwood Shepard, President