Form 10-K
period 2009-12-31
HEAVENLY HOT DOGS INC /
filed 2010-03-15
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-1773NY

Heavenly Hot Dogs, Inc.

(Name of registrant in its charter)

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

 X  Yes        No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common stock held by non-affiliates of the Company is $12,737 based on the most recent trading price of the Company’s common stock of $.051 on February 10, 2010.

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

     Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 10, 2010
Common Stock, $.001 par value	749,350

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

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

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

Quarter Ended	CLOSING BID		CLOSING ASK
2008
March	2.25	.15	5.00	.40
June	.29	.20	1.20	.89
September	.30	.10	1.01	1.01
December	.25	.05	1.01	1.00
2009
March	.10	.01	1.01	1.01
June	.07	.021	1.01	.93
September	.031	.021	.93	.93
December	.05	.031	1.01	.93

The above quotations, as provided by Pink OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company’s common stock as of March 10, 2010, was 906; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company anticipates that it needs between $7 to $10 thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of December 31, 2009, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from January 1, 2009 through December 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $10,421 for the year ended December 31, 2009 as compared to a loss of $9,495 for the year ended December 31, 2008. The losses for both years are comprised of legal, accounting and professional expenses required to perform its reporting obligations. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $8,686 in 2009 and $5,179 in 2008.  A total of $58,401 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $8,618.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2009 that would have required disclosure in a report on Form 8-K, except for those Forms 8-K filed with the SEC during that period.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2009 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 72	Sole Officer and Director since June 2000

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

Code of Ethics

We have a Code of Ethics which was adopted in 2004 and is filed as an Exhibit (incorporated by reference) to this 10-K.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Elwood Shepard	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, President, Secretary, Treasurer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Certain Business Relationships

The Company received advances of $8,686 in 2009 and $5,179 in 2008.  A total of $58,401 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $8,618.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,211 for fiscal year ended 2009 and $5,749 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

HEAVENLY HOT DOGS, INC.

Date: March 15, 2010	By: /s/ Elwood Shepard
Elwood Shepard, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 15, 2010	By: /s/ Elwood Shepard
Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets, December 31, 2009 and 2008	F-3
Statements of Operations, for the years ended December 31, 2009 and 2008 and from the re-entering of development stage on January 1, 1991 through December 31, 2009	F-4
Statement of Stockholders’ Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2009	F-5
Statements of Cash Flows, for the years ended December 31, 2009 and 2008 and from the re-entering of development stage on January 1, 1991 through December 31, 2009	F-8
Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heavenly Hot Dogs, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering the development stage on January 1, 1991 through December 31, 2009. Heavenly Hot Dogs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 15, 2010

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,600	$3,180
Advances payable	58,401	49,715
Accrued interest	8,618	5,303

Total Current Liabilities	68,619	58,198

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(110,619)	(100,198)

Total Stockholders’ Deficit	(68,619)	(58,198)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2009	2008	2009
Revenue:	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and administrative	7,106	6,659	102,001

Loss Before Other Income (Expense)	(7,106)	(6,659)	(102,001)

Other Income (Expense):
Interest Expense	(3,315)	(2,836)	(8,618)

Loss Before Income Taxes	(10,421)	(9,495)	(110,619)

Current Income Tax Expense	-	-	-

Deferred Income Tax Expense	-	-	-

Net Loss	$(10,421)	$(9,495)	$(110,619)

Net Loss Per Common Share – Basic and Diluted	$(.01)	$(.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2009

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

JANUARY 1, 1991 THROUGH DECEMBER 31, 2009

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

[Continued]

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2009

[CONTINUED]

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	749	2,207,466	(2,166,215)	(73,959)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(7,772)	-	-
BALANCE, December 31, 2006	749,350	749	2,207,466	(2,166,215)	(81,731)	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	(8,972)	-	-
BALANCE, December 31, 2007	749,350	749	2,207,466	(2,166,215)	(90,703)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	(9,495)	-	-
BALANCE, December 31, 2008	749,350	749	2,207,466	(2,166,215)	(100,198)	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	(10,421)	-	-
BALANCE, December 31, 2009	749,350	749	2,207,466	(2,166,215)	(110,619)	-	-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Cumulative from the Re-entering of Development Stage on January 1, 1991 through December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(10,421)	$(9,495)	$(110,619)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase (decease) in accounts payable	(1,580)	1,480	1,600
Increase in accrued interest	3,315	2,836	8,618
Net Cash (Used) by Operating Activities	(8,686)	(5,179)	(58,401)

Cash Flows From Investing Activities	-	-	-
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	8,686	5,179	58,401
Net Cash Provided by Financing Activities	8,686	5,179	58,401

Net Increase in Cash	-	-	-
Cash at Beginning of the Period	-	-	-
Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2009:

None.

For 2008:

None.

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. (“the Company”) was organized under the laws of the State of Delaware on April 2, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc. The Company currently has no ongoing operations and is considered to be a development stage company as defined by ASC Topic No. 270.

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

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” [See Note 2].

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 6].

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

 HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassification – The financial statements for periods prior to December 31, 2009 have been reclassified to conform to the headings and classifications used in the December 31, 2009 financial statements.

Restatement – In March 2001, the Company effected a 1 for 10,000 reverse stock split. The financial statements have been restated, for all the periods presented, to reflect the stock split [See Note 5].

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” ASC Topic No. 740, requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2009, unused operating loss carryforwards of approximately $66,300, which may be applied against future taxable income and which expire in various years through 2029. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $10,000 and $8,400, respectively) at December 31, 2009 and 2008 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $1,600 for the year ended December 31, 2009.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2009 and 2008.

Office Space - The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $8,686 in 2009 and $5,179 in 2008.  A total of $58,401 was owed at December 31, 2009 by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%.  Accrued interest to date is $8,618.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2009, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31,
	2009	2008
Loss from continuing operations available to common stockholders (numerator)	$(10,421)	$(9,495)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.