Form 10-Q
period 2010-03-31
HEAVENLY HOT DOGS INC
filed 2010-05-06
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	March 31, 2010 (Unaudited) and December 31, 2009	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2010,
	and 2009, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2010	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2010, and
	2009, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2010	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Current Assets	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,400	$1,600
Advances payable – related party	58,771	58,401
Accrued Interest – related party	9,500	8,618

Total Current Liabilities	72,671	68,619

STOCKHOLDERS' DEFICIT:
Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during development stage	(114,671)	(110,619)

Total Stockholders' Deficit	(72,671)	(68,619)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative from
			the Re-entering
			of Development
			Stage on
	For the Three		January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General And Administrative	3,170	2,836	105,171

Loss Before Other Income (Expense)	(3,170)	(2,836)	(105,171)

Other Income (Expense):
Interest Expense	(882)	(769)	(9,500)

Loss Before Income Taxes	(4,052)	(3,605)	(114,671)

Current Income Tax Expense	-	-	-

Deferred Income Tax Expense	-	-	-

Net Loss	$(4,052)	$(3,605)	$(114,671)

Loss Per Common Share – Basic and Diluted	$(.01)	$(.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development
			Stage on
	For the Three		January 1,
	Months Ended		1991 through
	March 31,		March 31,
	2010	2009	2010

Cash Flows From Operating Activities:
Net loss	$(4,052)	$(3,605)	$(114,671)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	2,800	1,256	4,400
Increase in accrued interest	882	769	9,500

Net Cash (Used) by Operating Activities	(370)	(1,580)	(58,771)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances – related party	370	1,580	58,771

Net Cash Provided by Financing Activities	370	1,580	58,771

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the three months ended March 31, 2010:

None

For the three months ended March 31, 2009:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Heavenly Hot Dogs, Inc. (“the Company”) was organized under the laws of the State of Delaware on April 2, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc. The Company currently has no ongoing operations and is considered to be a development stage company as defined by Accounting Standards Codification (ASC) Topic No. 915.

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2010 and 2009.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $370 during the period ended March 31, 2010 and $1,580 for the same period in 2009.  A total of $58,771 was owed at March 31, 2010 by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at March 31, 2010 was $9,500.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the affect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
Loss from continuing operations available to common stockholders (numerator)	$(4,052)	$(3,605)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no items to report.

ITEM 2.  PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of Development Stage. The Company anticipates that it needs between $7 to $10 thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of March 31, 2010, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2010 through March 31, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $4,052 for the quarter ended March 31, 2010 as compared to a loss of $3,605 for the quarter ended March 31, 2009. The losses for both periods are comprised of legal, accounting and professional expenses required to perform its reporting obligations. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $370 during the quarter and $1,580 for the same quarter in 2009.  A total of $58,771 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $9,500.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 , following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

ITEM 4.   “(Removed and Reserved)”

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

Date: May 5, 2010

By: /s/ Elwood Shepard

Elwood Shepard, President