Form 10-Q
period 2010-09-30
HEAVENLY HOT DOGS INC
filed 2010-10-14
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	September 30, 2010 (Unaudited) and December 31, 2009	5

-	Unaudited Condensed Statements of Operations,
	for the three and nine months ended September 30, 2010,
	and 2009, and for the period from the re-entering of
	development stage on January 1, 1991 through
	September 30, 2010	6

-	Unaudited Condensed Statements of Cash Flows,
	for the nine months ended September 30, 2010, and
	2009, and for the period from the re-entering of
	development stage on January 1, 1991 through
	September 30, 2010	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,600	$1,600
Advances payable - related party	65,046	58,401
Accrued interest - related party	11,421	8,618

Total Current Liabilities	78,067	68,619

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(120,067)	(110,619)

Total Stockholders’ Deficit	(78,067)	(68,619)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative from
					the Re-entering
					of Development
					Stage on
	For the Three		For the Nine		January 1,
	Months Ended		Months Ended		1991 through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General And Administrative	2,075	1,820	6,645	5,881	108,646

Loss Before Other Income (Expense)	(2,075)	(1,820)	(6,645)	(5,881)	(108,646)

Other Income (Expense):
Interest Expense	(976)	(858)	(2,803)	(2,439)	(11,421)

Loss Before Income Taxes	(3,051)	(2,678)	(9,448)	(8,320)	(120,067)

Current Income Tax Expense	-	-	-	-	-

Deferred Income Tax Expense	-	-	-	-	-

Net Loss	$(3,051)	$(2,678)	$(9,448)	$(8,320)	$(120,067)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350	749,350	749,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative from
			the Re-entering of
			Development
			Stage on
	For the Nine		January 1,
	Months Ended		1991 through
	September 30,		September 30,
	2010	2009	2010

Cash Flows From Operating Activities:
Net loss	$(9,448)	$(8,320)	$(120,067)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	-	(1,580)	1,600
Increase in accrued interest	2,803	2,439	11,421

Net Cash (Used) by Operating Activities	(6,645)	(7,461)	(65,046)

Cash Flows From Investing Activities:	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:

Advances – related party	6,645	7,461	65,046

Net Cash Provided by Financing Activities	6,645	7,461	65,046

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the nine months ended September 30, 2010:

None

For the nine months ended September 30, 2009:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended September 30, 2010 and 2009.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $6,645 during the period ended September 30, 2010 and $7,461 for the same period in 2009.  A total of $65,046 and $58,401 was owed at September 30, 2010 and December 31, 2009, respectively, by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at September 30, 2010 and December 30, 2009 was $11,421 and $8,618, respectively.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the affect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2010
Loss from continuing operations available to common stockholders (numerator)	$(3,051)	$(2,678)	$(9,448)	$(9,448)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	749,350	749,350

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs seven to ten thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of September 30, 2010, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2010 through September 30, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $3,051 for the three months ended September 30, 2010 as compared to a loss of $2,678 for the three months ended September 30, 2009. The losses for both periods are comprised of legal, accounting and professional expenses required to perform its reporting obligations.

The Company had a net loss of $9,448 for the nine months ended September 30, 2010 as compared to a loss of $8,320 for the nine months ended September 30, 2009. The losses for both periods are comprised of legal, accounting and professional expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $6,645 during the nine months ended September 30, 2010 and $7,461 for the same period in 2009.  A total of $65,046 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $11,421.

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

Date: October 13, 2010

By: /s/ Elwood Shepard

Elwood Shepard, President