Form 10-Q
period 2012-03-31
HEAVENLY HOT DOGS INC
filed 2012-05-09
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

    X .   Yes         .  No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2012:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	March 31, 2012 (Unaudited) and December 31, 2011	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2012,
	and 2011, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2012	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2012, and
	2011, and for the period from the re-entering of
	development stage on January 1, 1991 through
	March 31, 2012	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,600	$1,600
Advances payable - related party	79,316	79,066
Accrued interest - related party	17,965	16,775

Total Current Liabilities	101,881	97,441

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(143,881)	(139,441)

Total Stockholders’ Deficit	(101,881)	(97,441)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2011 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Three Months		January 1,
	Ended		1991 through
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	3,250	3,370	125,916

Loss Before Other Income (Expense)	(3,250)	(3,370)	(125,916)

Other Income (Expense):
Interest Expense	(1,190)	(1,002)	(17,965)

Loss Before Income Taxes	(4,440)	(4,372)	(143,881)

Current Income Tax Expense	-	-	-

Deferred Income Tax Expense	-	-	-

Net Loss	$(4,440)	$(4,372)	$(143,881)

Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Three Months		January 1,
	Ended		1991 through
	March 31,		March 31,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(4,440)	$(4,372)	$(143,881)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	3,000	3,000	4,600
Increase in accrued interest	1,190	1,002	17,965
Net Cash (Used) by Operating Activities	(250)	(370)	(79,316)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances – related party	250	370	79,316
Net Cash Provided by Financing Activities	250	370	79,316

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the three months ended March 31, 2012:

None

For the three months ended March 31, 2011:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended March 31, 2012 and 2011.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $250 during the period ended March 31, 2012 and $370 for the same period in 2011.  A total of $79,316 and $79,066 was owed at March 31, 2012 and December 31, 2011, respectively, by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at March 31, 2012 and December 30, 2011 was $17,965 and $16,775, respectively.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Loss from continuing operations available to common stockholders (numerator)	$(4,440)	$(4,372)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs fifteen to twenty thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of March 31, 2012, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2012 through March 31, 2012, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $4,440 for the three months ended March 31, 2012 as compared to a loss of $4,372 for the three months ended March 31, 2011. The losses for both periods are comprised of legal, accounting, professional and interest expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $250 during the three months ended March 31, 2012 and $370 for the same period in 2011.  A total of $79,316 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest at March 31, 2012 is $17,965.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
101.INS	XBRL Instance Document**	Attached
101.SCH	XBRL Taxonomy Extension Schema Document**	Attached
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	Attached
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	Attached
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	Attached
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	Attached

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

**

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

Date: May 9, 2012

By: /s/ Elwood Shepard

Elwood Shepard, President