Form 10-K
period 2012-12-31
HEAVENLY HOT DOGS INC
filed 2013-03-13
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

 X  Yes        No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common stock held by non-affiliates of the Company is $114,885 based on the average bid and asked price of the Company’s common stock of $.46 on June 30, 2012.

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

     Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 12, 2013
Common Stock, $.001 par value	749,350

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

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

During the past five years, there has been a very limited “public market” for shares of common stock of the Company.  The Company trades on the Over-the-Counter Bulletin Board under the symbol “HHDG”.

Quarter Ended	CLOSING BID		CLOSING ASK
	High	Low	High	Low
2011
March	.75	.20	3.00	.54
June	.75	.53	2.00	1.01
September	.53	.53	1.22	.89
December	.53	.31	1.01	.90
2012
March	.31	.30	3.42	.51
June	.30	.28	.76	.49
September	.28	.27	.49	.49
December	.28	.0362	1.40	.35

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company’s common stock as of December 31, 2012 was 908; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs ten to twelve thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of December 31, 2012, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from January 1, 2012 through December 31, 2012, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $18,249 for the year ended December 31, 2012 as compared to a loss of $16,977 for the period in 2011. The losses for both periods are comprised of legal, accounting, XBRL and professional expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received related party advances of $13,050 during the year ended December 31, 2012 and $12,620 for the same period in 2011.  A total of $92,116 is now owed by the Company for related party advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $21,974.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2012 that would have required disclosure in a report on Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2012 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Elwood Shepard, 75	Sole Officer and Director since June 2000

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2012, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Elwood Shepard Director, President, Secretary, Treasurer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Certain Business Relationships

The Company received advances of $13,050 in 2012 and $12,620 in 2011.  A total of $92,116 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $21,974.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Heavenly Hot Dogs, Inc.’s annual financial statement and review of financial statements included in Heavenly Hot Dogs, Inc.’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,500 for fiscal year ended 2012 and $7,500 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Heavenly Hot Dogs, Inc.’s financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

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

HEAVENLY HOT DOGS, INC.

Date: March 13, 2013	By: /s/ Elwood Shepard
Elwood Shepard, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 13, 2013	By: /s/ Elwood Shepard
Elwood Shepard, Director

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2012

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets, December 31, 2012 and 2011	F-3
Statements of Operations, for the years ended December 31, 2012 and 2011 and from the re-entering of development stage on January 1, 1991 through December 31, 2012	F-4
Statement of Stockholders’ Equity (Deficit), from the re-entering of development stage on January 1, 1991 through December 31, 2012	F-5
Statements of Cash Flows, for the years ended December 31, 2012 and 2011 and from the re-entering of development stage on January 1, 1991 through December 31, 2012	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heavenly Hot Dogs, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Heavenly Hot Dogs, Inc. [a development stage company] as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from the re-entering the development stage on January 1, 1991 through December 31, 2012. Heavenly Hot Dogs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavenly Hot Dogs, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from the re-entering of development stage on January 1, 1991 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 13, 2013

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2012	2011

CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,600	$1,600
Advances payable - related party	92,116	79,066
Accrued interest - related party	21,974	16,775

Total Current Liabilities	115,690	97,441

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(157,690)	(139,441)

Total Stockholders’ Deficit	(115,690)	(97,441)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Years		January 1,
	Ended		1991 through
	December 31,		December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Total Revenue	-	-	-

Expenses:
General and Administrative	13,050	12,620	135,716

Loss Before Other Income (Expense)	(13,050)	(12,620)	(135,716)

Other Income (Expense):
Interest Expense	(5,199)	(4,357)	(21,974)

Loss Before Income Taxes	(18,249)	(16,977)	(157,690)

Current Income Tax Expense	-	-	-

Deferred Income Tax Expense	-	-	-

Net Loss	$(18,249)	$(16,977)	$(157,690)

Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

JANUARY 1, 1991 THROUGH DECEMBER 31, 2012

					Deficit Accumulated During the Development
	Common Stock		Capital in Excess of	Retained		Treasury Stock
	Shares	Amount ($)	Par Value ($)	Deficit ($)	Stage ($)	Shares	Amount ($)
BALANCE, January 1, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the period ended December 31, 1991	-	-	-	-	-	-	-
BALANCE, December 31, 1991	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1992	-	-	-	-	-	-	-
BALANCE, December 31, 1992	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1993	-	-	-	-	-	-	-
BALANCE, December 31, 1993	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1994	-	-	-	-	-	-	-
BALANCE, December 31, 1994	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1995	-	-	-	-	-	-	-
BALANCE, December 31, 1995	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-
BALANCE, December 31, 1996	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-
BALANCE, December 31, 1997	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1998	-	-	-	-	-	-
BALANCE, December 31, 1998	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-
BALANCE, December 31, 1999	37,933	38	2,193,740	(2,166,215)	-	(1,575)	(27,563)
Common stock issued for services rendered valued at $30,000 or $1.00 per share, April 2000	30,000	30	29,970	-	-	-	-
Common stock issued for services rendered valued at $7,000, or $1.00 per share, June 2000	7,000	7	6,993	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	(41,000)	-	-
BALANCE, December 31, 2000	74,933	75	2,230,703	(2,166,215)	(41,000)	(1,575)	(27,563)
Common stock issued as part of reverse stock split, March 2001	175,992	176	(176)	-	-	-	-
Common stock issued for services rendered valued at $5,000, or $.01 per share, March 2001	500,000	500	4,500	-	-	-	-
Cancellation of treasury stock, August 2001	(1,575)	(2)	(27,561)	-	-	1,575	27,563
Net loss for the year ended December 31, 2001	-	-	-	-	(13,146)	-	-
BALANCE, December 31, 2001	749,350	749	2,207,466	(2,166,215)	(54,146)	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(5,271)	-	-
BALANCE, December 31, 2002	749,350	749	2,207,466	(2,166,215)	(59,417)	-	-
Net loss for the year ended December 31, 2003	-	-	-	-	(4,710)	-	-
BALANCE, December 31, 2003	749,350	749	2,207,466	(2,166,215)	(64,127)	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	(5,422)	-	-
BALANCE, December 31, 2004	749,350	749	2,207,466	(2,166,215)	(69,549)	-	-
Net loss for the year ended December 31, 2005	-	-	-	-	(4,410)	-	-
BALANCE, December 31, 2005	749,350	749	2,207,466	(2,166,215)	(73,959)	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	(7,772)	-	-
BALANCE, December 31, 2006	749,350	749	2,207,466	(2,166,215)	(81,731)	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	(8,972)	-	-
BALANCE, December 31, 2007	749,350	749	2,207,466	(2,166,215)	(90,703)	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	(9,495)	-	-
BALANCE, December 31, 2008	749,350	749	2,207,466	(2,166,215)	(100,198)	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	(10,421)	-	-
BALANCE, December 31, 2009	749,350	749	2,207,466	(2,166,215)	(110,619)	-	-
Net loss for the year ended December 31, 2010	-	-	-	-	(11,845)	-	-
BALANCE, December 31, 2010	749,350	749	2,207,466	(2,166,215)	(122,464)	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	(16,977)	-	-
BALANCE, December 31, 2011	749,350	749	2,207,466	(2,166,215)	(139,441)	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	(18,249)	-	-
BALANCE, December 31, 2012	749,350	749	2,207,466	(2,166,215)	(157,690)	-	-

The accompanying notes are an integral part of these financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Years		January 1,
	Ended		1991 through
	December 31,		December 31,
	2012	2011	2012

Cash Flows From Operating Activities:
Net loss	$(18,249)	$(16,977)	$(157,690)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	-	-	1,600
Increase in accrued interest	5,199	4,357	21,974
Net Cash (Used) by Operating Activities	(13,050)	(12,620)	(92,116)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances – related party	13,050	12,620	92,116
Net Cash Provided by Financing Activities	13,050	12,620	92,116

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2012:

None.

For 2011:

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

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012, and 2011. All tax years starting with 2009 are open for examination.

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

Accounting Standards Update (“ASU”) No. 2009-2 through ASU No. 2013-5 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has available at December 31, 2012, unused operating loss carryforwards of approximately $116,650, which may be applied against future taxable income and which expire in various years through 2032. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $17,500 and $14,800, respectively) at December 31, 2012 and 2011 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $2,700 for the year ended December 31, 2012.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the years ended December 31, 2012 and 2011.

Office Space - The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $13,050 in 2012 and $12,620 in 2011.  A total of $92,116 and $79,066 was owed at December 31, 2012 and 2011, respectively by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%.  Accrued interest to date was $21,974 and $16,775 at December 31, 2012 and 2011, respectively.

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

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

Common stock – The Company has authorized 750,000,000 shares of common stock, $.001 par value. At December 31, 2012, the Company had 749,350 shares issued and outstanding.

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

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Loss from continuing operations available to common stockholders (numerator)	$(18,249)	$(16,977)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no items to report.