Form 10-Q
period 2013-06-30
HEAVENLY HOT DOGS INC
filed 2013-08-07
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2013:  749,350

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	June 30, 2013 (Unaudited) and December 31, 2012	5

-	Unaudited Condensed Statements of Operations,
	for the three and six month periods ended June 30, 2013,
	and 2012, and for the period from the re-entering of
	development stage on January 1, 1991 through
	June 30, 2013	6

-	Unaudited Condensed Statements of Cash Flows,
	for the six month periods ended June 30, 2013, and
	2012, and for the period from the re-entering of
	development stage on January 1, 1991 through
	June 30, 2013	7

-	Notes to Unaudited Condensed Financial Statements	8 – 9

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$-	$1,600
Advances payable - related party	100,076	92,116
Accrued interest - related party	24,905	21,974

Total Current Liabilities	124,981	115,690

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 749,350 shares issued and outstanding	749	749
Capital in excess of par value	2,207,466	2,207,466
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the development stage	(166,981)	(157,690)

Total Stockholders’ Deficit	(124,981)	(115,690)

Total Liabilities and Stockholders’ Deficit	$-	$-

Note: The balance sheet at December 31, 2012 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
					from the
					Re-entering
					of
					Development
	For the		For the		Stage on
	Three Months		Six Months		January 1,
	Ended		Ended		1991 through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	1,560	4,225	6,360	7,475	142,076

Loss Before Other Income (Expense)	(1,560)	(4,225)	(6,360)	(7,475)	(142,076)

Other Income (Expense):
Interest Expense	(1,501)	(1,298)	(2,931)	(2,488)	(24,905)

Loss Before Income Taxes	(3,061)	(5,523)	(9,291)	(9,963)	(166,981)

Current Income Tax Expense	-	-	-	-	-

Deferred Income Tax Expense	-	-	-	-	-

Net Loss	$(3,061)	$(5,523)	$(9,291)	$(9,963)	$(166,981)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	749,350	749,350	749,350	749,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEAVENLY HOT DOGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Six Months		January 1,
	Ended		1991 through
	June 30,		June 30,
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(9,291)	$(9,963)	$(166,981)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expense	-	-	42,000
Changes in assets and liabilities:
Increase in accounts payable	(1,600)	-	-
Increase in accrued interest	2,931	2,488	24,905
Net Cash (Used) by Operating Activities	(7,960)	(7,475)	(100,076)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances – related party	7,960	7,475	100,076
Net Cash Provided by Financing Activities	7,960	7,475	100,076

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the six months ended June 30, 2013:

None

For the six months ended June 30, 2012:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505-50, “Equity Based Payments to Non-Employees.” In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company did not pay any compensation to its officers and directors during the periods ended June 30, 2013 and 2012.

Office Space -  The Company has not had to rent office space.  Our transfer agent, Action Stock Transfer, is allowing the Company to use its address as the Company’s mailing address, as needed, at no cost to the Company.

Advances Payable – The Company received advances of $7,960 during the period ended June 30, 2013 and $7,475 for the same period in 2012.  A total of $100,076 and $92,116 was owed at June 30, 2013 and December 31, 2012, respectively, by the Company for advances.  These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at June 30, 2013 and December 31, 2012 was $24,905 and $21,974, respectively.

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

NOTE 4 – COMMON STOCK

In May, 2013, in an effort to actively seek a business opportunity, the Company entered into an agreement with Hong Kong International Services ("HKIS") whereby HKIS will attempt to introduce us to potential merger candidates. The Company issued 1.5 million restricted common shares for this service which will be held in escrow and not vest until a successful merger is accomplished. The shares will be recorded at the value of the services after the transaction has closed. Should no business transaction occur within one year from the date of the agreement, the shares will be returned to treasury and canceled.  For accounting purposes the shares are considered contingent and not issued until the completion of a merger transaction.

In May, 2013, the Company issued 2 million restricted common shares at $0.25 per share to its sole officer and director.  These shares are held in escrow and will not vest until a successful merger is accomplished, as described in the preceding paragraph.  At present the company cannot estimate the requisite service period for the services as they cannot estimate the probability of when or if a merger transaction will occur.  For accounting purposes the shares are considered contingent and not issued until the requisite service period can be reasonably estimated.  At that time the shares will be valued as of the grant date.  Should no business transaction occur the shares will be returned to treasury and cancelled.

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations available to common stockholders (numerator)	$(3,061)	$(5,523)	$(9,291)	$(9,963)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	749,350	749,350	749,350	749,350

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs fifteen to twenty thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of June 30, 2013, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2013 through June 30, 2013, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $9,291 for the six months ended June 30, 2013 as compared to a loss of $9,963 for the six months ended June 30, 2012. The losses for both periods are comprised of legal, accounting, professional and interest expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $7,960 during the six months ended June 30, 2013 and $7,475 for the same period in 2012.  A total of $100,076 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest at June 30, 2013 is $24,905.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May, 2013, in an effort to actively seek a business opportunity, the Company entered into an agreement with Hong Kong International Services ("HKIS") whereby HKIS will attempt to introduce us to potential merger candidates. The Company issued 1.5 million restricted common shares for this service which will be held in escrow and not vest until a successful merger is accomplished. The shares will be recorded at the value of the services after the transaction has closed. Should no business transaction occur within one year from the date of the agreement, the shares will be returned to treasury and canceled.  For accounting purposes the shares are considered contingent and not issued until the completion of a merger transaction.

In May, 2013, the Company issued 2 million restricted common shares at $0.25 per share to its sole officer and director.  These shares are held in escrow and will not vest until a successful merger is accomplished, as described in the preceding paragraph.  At present the company cannot estimate the requisite service period for the services as they cannot estimate the probability of when or if a merger transaction will occur.  For accounting purposes the shares are considered contingent and not issued until the requisite service period can be reasonably estimated.  At that time the shares will be valued as of the grant date.  Should no business transaction occur the shares will be returned to treasury and cancelled.

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

Date: August 7, 2013

By: /s/ Elwood Shepard

Elwood Shepard, President