Form 10-Q
period 2013-09-30
B4MC GOLD MINES INC
filed 2013-11-19
CIK 823546

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 33-17773-NY

B4MC Gold Mines, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87- 0674571
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

355 S. Afghan Lane, Coeur d’Alene, ID 83814

(Address of principal executive offices)

(208) 659-0805

(Registrant’s telephone number, including area code)

Heavenly Hot Dogs, Inc., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X .  No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .	Non-Accelerated Filer . (Do not check if a smaller reporting company)	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .  No   X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date, 68,248,050 shares of common stock, par value $.001 per share, outstanding as of November 18, 2013.

Transitional Small Business Disclosure Format (Check one): Yes   X .  No       .

B4MC GOLD MINES, INC.

- INDEX -

ii

Item  1. Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

Plant, Property & Equipment
Property and Equipment	394,923	-
Less accumulated depreciation	-	-
Total Plant, Property & Equipment	394,923	-

Other Assets
Mining claims	36,004	-
Total Other Assets	36,004	-

Total Assets	$430,927	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,000	$1,600
Note payable land - current portion	18,971	-
Accrued payable	250,000	-
Advances payable	-	92,116
Accrued interest	-	21,974
Total Current Liabilities	270,971	115,690

LONG-TERM LIABILITIES:
Note payable land - long-term portion	90,472	-
Total Long-Term Liabilities	90,472	-

Total Liabilities	361,443	115,690

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 68,248,050 and 2,248,050 shares issued and outstanding September 30, 2013 and December 31, 2012, respectively	68,248	2,248
Capital in excess of par value	2,488,887	2,205,967
Retained deficit	(2,166,215)	(2,166,215)
Deficit accumulated during the exploration stage	(321,436)	(157,690)

Total Stockholders’ Deficit	69,484	(115,690)

Total Liabilities and Stockholders’ Deficit	$430,927	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Unaudited Condensed Statements of Operations

					Cumulative
					from the
					Re-entering
					of
					Development
	For the		For the		Stage on
	Three Months		Nine Months		January 1,
	Ended		Ended		1991 through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses:
General and Administrative	152,917	2,075	159,277	9,550	294,993

Loss Before Other Income (Expense)	(152,917)	(2,075)	(159,277)	(9,550)	(294,993)

Other Income (Expense):
Interest Expense	(1,538)	(1,329)	(4,469)	(3,817)	(26,443)

Loss Before Income Taxes	(154,455)	(3,404)	(163,746)	(13,367)	(321,436)

Current Income Tax Expense	-	-	-	-	-

Deferred Income Tax Expense	-	-	-	-	-

Net Loss	$(154,455)	$(3,404)	$(163,746)	$(13,367)	$(321,436)

Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	18,030,659	2,248,050	7,566,731	2,248,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Unaudited Condensed Statements of Cash Flows

			Cumulative
			from the
			Re-entering
			of
			Development
	For the		Stage on
	Nine Months		January 1,
	Ended		1991 through
	September 30,		September 30,
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(163,746)	$(13,367)	$(321,436)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	42,000
Consulting fees paid with common stock	27,436	-	27,436
Changes in assets and liabilities:
Increase in accounts payable	400	-	2,000
Increase in accrued interest	4,469	3,817	26,443
Accrued payable	120,998	-	120,998
Net Cash (Used) by Operating Activities	(10,443)	(9,550)	(102,559)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances	10,443	9,550	102,559
Net Cash Provided by Financing Activities	10,443	9,550	102,559

Net Increase in Cash	-	-	-

Cash at Beginning of the Period	-	-	-

Cash at End of the Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Common stock issued for property and equipment	$285,480	$-	$285,480
Common stock issued for mining claims	$36,004	$-	$36,004
Debt assumed for property and equipment	$109,443	$-	$109,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

 B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (s-x) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations, in accordance with generally accepted accounting principles.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.) (an exploration stage company) was organized under the laws of the State of Delaware on April 2, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc.  During the quarter ended September 30, 2013, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration.

Activities during the exploration stage are anticipated to include developing the business plan and raising capital.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 and SEC Industry Guide No. 7 addressing issues in mining operations.

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of in kind contribution of interest and services and the valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had $0 and $0 in cash equivalents.

(D) Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company intends to evaluate, at least annually, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the nine months ended September 30, 2013 and 2012, the Company recorded exploration costs of $0 and $0, respectively.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for equipment, its only category of depreciable property and equipment. The property has not yet been placed in service, so no depreciation has been recorded.

In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the nine months ended September 30, 2013 and 2012, respectively.

(F) Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations available to common stockholders (numerator)	$(154,455)	$(3,404)	$(163,746)	$(13,367)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	18,030,659	2,248,050	7,566,731	2,248,050

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

(G) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

  B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

(H) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718. FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable and accrued expenses, accounts payable-related party, notes payable-related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments. There are no assets or liabilities that are measured at fair value on a recurring basis.

(L) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

 B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2 NOTES PAYABLE

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly.

The Company received advances of $10,443 during the period ended September 30, 2013 and $9,550 for the same period in 2012.  A total of $102,559 and $92,116 was owed at September 30, 2013 and December 31, 2012, respectively, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at September 30, 2013 and December 31, 2012 was $26,443 and $21,974, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay the $129,002 on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements are verbal.

NOTE 3 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

None.

(B) Amendments to Articles of Incorporation

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

(C) Return of Common Stock

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

(D) Stock Issued for Mining Rights and Claim

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share) and assumed debt of $109,443.

On September 3, 2013, the Company entered into an assignment to acquire 6 unpatented mining claims in Nye County Nevada, in consideration of 6,810,402 shares of common stock valued at $36,004 (valued at $0.005287 per share).

  B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

(E) Stock Issued for Services

On September 9, 2013 the Company issued 4,589,598 shares of common stock having a fair value of $24,264 ($0.005287 per share) in exchange for consulting services.

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company. (See Note 5).

(F) Stock Split

On November 12, 2013, the Company implemented a 3 for 1 forward stock split. Upon effectiveness of the stock split, each shareholder received 3 shares of common stock for every share of common stock owned as of November 2, 2013. All share and per share references have been retroactively adjusted to reflect this 3 to 1 forward stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

NOTE 4 RELATED PARTY TRANSACTIONS

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share). The Asset Purchase Agreement closed on September 9, 2013.

On September 9, 2013, the Company entered into a verbal agreement to pay a total of $250,000 to an affiliate in order to settle all claims, including $129,002 in advances.

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company.

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

NOTE 5 AGREEMENTS AND COMMITMENTS

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share). The Asset Purchase Agreement closed on September 9, 2013.

On September 9, 2013, the Company entered into a verbal employment agreement with an individual to serve as a Director and Chief Executive Officer. This agreement is for a period of one year. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

On September 9, 2013, the Company entered into a verbal employment agreement with an individual to serve as a Director and Chief Financial Officer. This agreement is for a period of one year. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

On September 9, 2013, the Company entered into a verbal employment agreement with an individual to serve as a Director and Vice President. This agreement is for a period of one year. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

(An Exploration Stage Company)

Notes to Unaudited Condensed Financial Statements

As of September 30, 2013

On September 9, 2013, the Company entered into a verbal employment agreement with an individual to serve as a Director and Secretary. This agreement is for a period of one year. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

NOTE 6 GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $321,436 and used cash in operations of $102,559 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 SUBSEQUENT EVENTS

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

On November 12, 2013, the Company implemented a 3 for 1 forward stock split. Upon effectiveness of the stock split, each shareholder received 3 shares of common stock for every share of common stock owned as of November 2, 2013. All share and per share references have been retroactively adjusted to reflect this 3 to 1 forward stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	General economic conditions;
●	Changes in regulations;
●	Our limited operating history;
●	The gold market in general;
●	The risk that our exploration activities may not result in commercially exploitable quantities;
●	The risk inherent in the exploitation for minerals, such as weather, accidents, equipment failures and government restrictions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,442.97. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the Mineral County property and equipment pursuant to the terms of the Assert Purchase Agreement. As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Messrs. Anderson and Christopherson. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

We are a mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. We have acquired claims or properties in Montana and Nevada, as described below. Our target properties are those that have been the subject of historical exploration. We have not generated revenue from mining operations.

Plan of Operation

The Company is seeking to develop its recently acquired mining related assets. In order to develop the assets, the Company has assembled a management team familiar with mining operations, including Shannon Anderson who has decades of experience with mining operations; Chris Christopherson, an “assayer” with significant experience with analysis of mineral or ore samples to ascertain its content of precious metals or minerals, such as gold; and, Britany Puzzi who is experienced with back office operations of mining concerns.   The Company must obtain funding in order to commence meaningful mining operations and implement its recent plan to attempt to extract precious metals first from the Mineral County Montana property and later, from the Nevada claims, if determined to be feasible. There is no assurance that any investment that we make in our Mineral County Montana property or relating to our Nevada claims will be financially productive.  Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs approximately $1 million to commence meaningful mining operations and another thirty thousand dollars minimum for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of September 30, 2013, reflects total assets of $430,927, but no cash and no liquid assets. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished in connection with its newly acquired assets or whether its capital will be further depleted by the operating losses (if any) of the business.

Results of Operations

In the past several years, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during the period.

The Company had a net loss of $154,455 for the quarter ended September 30, 2013 as compared to a loss of $3,404 for the comparable 2012 period. The losses for both periods are comprised of legal, accounting, XBRL and professional expenses required to perform its reporting obligations. The losses in 2013 were significantly greater due to a number of consulting agreements that were entered into as a result of our acquisition of mining assets. At the same time we continued to lack any revenues during the periods.

The Company anticipates that until it is funded and the mining activities described herein are commenced, it will not generate revenues, and may continue to operate at a loss depending upon the performance of the mining operations.

The Company received related party advances in the past several years. As of the date of this report, the Company has liabilities of approximately $361,443.27 in connection with the past cost and service advancements and consulting fees for current consultants described above and the balance of payments due on the recently acquired Mineral County, Montana land totaling $109,443. Liabilities related to the land are due in the amount of 1,581 per month. Approximately $250,000 for past cost advances, settlements, and consulting agreements are due and payable in April 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

As described herein, the Company requires financing in order to meet debt obligations and finance its mining operations. The Company has no existing capital sufficient to allow it to develop its mining activities. There is no assurance that we can raise sufficient funds necessary to develop our operations.  No party is under any obligation to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will occur or that it will be sufficient to operate.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2013, the Company closed the Asset Purchase Agreement to acquire land and personal property described in Item 1.01 of the Form 8-K filed on September 12, 2013. The Company paid to the seller 18,000,000 pre-split shares of its common stock and no cash to compete the transaction.

On September 9, 2013, the Company closed the Nevada Claim Assignment to acquire the 6 mineral claims described in Item 1.01 of the Form 8-K filed on September 12, 2013. The Company paid to the seller 2,270,134 pre-split shares of its common stock and no cash to compete the transaction

On September 9, 2013, the Company entered into a consulting agreement with Red Rock Servicing, Inc. wherein Red Rock was issued 1,529,866 pre-split shares of the Company’s common stock as a prepaid consulting fee. In addition, the Company issued 200,000 pre-split shares of common stock to Britany Puzzi as a consulting fee.

The Company is relying on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act. The transactions did not involve a public offering, no underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

On November 12, 2013, the Company implemented a 3 for 1 forward stock split. Upon effectiveness of the stock split, each shareholder received 3 shares of common stock for every share of common stock owned as of November 2, 2013. All share and per share references have been retroactively adjusted to reflect this 3 to 1 forward stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form S-1

September 8, 1987

3.1

Articles of Incorporation and Amendments thereto

3.2

Bylaws

4.1

Form of Stock Certificate

Form 8-K

July 5, 2002

10.1

Agreement and Plan of Reorganization – Trappers Pizza (filed as Exhibit 99.1)

Form 10-KSB

March 30, 2004

14.1

Code of Ethics

Form 8-K

September 12, 2013

10.2

Asset Purchase Agreement dated September 6, 2013 (Montana)

10.3

Nevada Claim Assignment dated September 6, 2013

10.4

Consulting Agreement (Red Rock) dated September 9, 2013

This Form 10-Q

3.3

Certificate of Amendment to Articles of Incorporation dated October 10, 2013

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Shannon Anderson

32.1

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Shannon Anderson

101.INS

XBRL Instance Document*

101.PRE.

XBRL Taxonomy Extension Presentation Linkbase*

101.LAB

XBRL Taxonomy Extension Label Linkbase*

101.DEF

XBRL Taxonomy Extension Definition Linkbase*

101.CAL

XBRL Taxonomy Extension Calculation Linkbase*

101.SCH

XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2013
B4MC GOLD MINES, INC.

	By:	/s/ Shannon Anderson
Shannon Anderson
Chief Executive Officer