Form 10-Q/A
period 2013-09-30
B4MC GOLD MINES INC
filed 2013-11-29
CIK 823546

FORM 10-Q

AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format (Check one): Yes   X .  No       .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of b4mc Gold Mines, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

31.1*

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Shannon Anderson

32.1*

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Shannon Anderson

101.INS

XBRL Instance Document**

101.PRE.

XBRL Taxonomy Extension Presentation Linkbase**

101.LAB

XBRL Taxonomy Extension Label Linkbase**

101.DEF

XBRL Taxonomy Extension Definition Linkbase**

101.CAL

XBRL Taxonomy Extension Calculation Linkbase**

101.SCH

XBRL Taxonomy Extension Schema**

*Previous filed on November 19, 2013 with the Company’s Form 10-Q for the period ended September 30, 2013.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 25, 2013
B4MC GOLD MINES, INC.

	By:	/s/ Shannon Anderson
Shannon Anderson
Chief Executive Officer

4