Form 10-K
period 2013-12-31
B4MC GOLD MINES INC
filed 2015-07-01
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

   X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

File Number: 033-17773-NY

B4MC GOLD MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0674571
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D565 Las Vegas, NV 89103
(Address of principal executive offices)

424-256-8560

(Registrants telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

--------------------------------------------------------------------------------

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes      .  No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      .  No  X .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .  No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  X .  No      .

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on June 30, 2015 was $15,354,720. The voting stock held by non-affiliates on that date consisted of 153,547,198 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of June 30, 2015:

Common Stock: 291,463,848

Preferred Stock: 0

PART I

ITEM 1.  BUSINESS.

Business Development

References to “we,” “us,” “our” or the “Company” in this report refer to B4MC Gold Mines, Inc., a Nevada corporation

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

On May 20, 1988 the Company acquired approximately 93.4% of the outstanding shares of Heavenly Hot Dog, Inc. (HHD), a Colorado corporation, incorporated on March 11, 1985.  On June 30, 1988 the Company agreed to issue an additional 13,464,000 shares of its common stock in exchange for the remaining 6.6% outstanding shares of HHD.  On June 3, 1988 HHD changed its name from Heavenly Hot Dog, Inc. to HHD, Inc.  On June 7, 1988, the Company changed its name from BK Ventures, Inc. to Heavenly Hot Dog, Inc.  As a result of the acquisition of HHD, there was a complete change in control of the Company, as HHD’s officers and directors replaced the Company’s officers and directors.

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

On July 1, 2002, the Company effected a reverse acquisition with Trapper’s Pizza, Inc., a Utah corporation. Trapper’s Pizza, LLC was organized as a Limited Liability Company on February 24, 2002 in the State of Utah. On July 1, 2002 Trapper’s Pizza, LLC filed articles of conversion with the State of Utah, which had the effect of converting the business entity to a corporation from a limited liability company.

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

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. In connection with the transactions, the Company changed its name to B4MC Gold Mines, Inc. from Heavenly Hot Dogs, Inc. The Company also effectuated a 3-for-1 forward-stock-split effective on November 12, 2013.

However, as a result of the Company’s inability to source sufficient capital to execute the new mining business plan, on or about May 23, 2014, the Company rescinded the Asset Purchase Agreement whereby all properties, assets and loans reverted back to Shannon Anderson and Herbert “Chris” Christopherson. In turn, Messrs. Anderson and Christopherson and others returned 47,550,000 shares of common stock to the Company for cancellation. As a result of, and since, the rescission of the Asset Purchase Agreement the Company has had no business operations, and is actively seeking merger or acquisition candidates.

On May 12, 2015, the Company sold 248,976,200 newly issued shares (the “Company Shares”) of its common stock, par value $0.001 per share (“Common Stock”), to PacificWave Partners Limited, a Gibraltar Company (“PacificWave”). Simultaneous with the purchase of the Company Shares, PacificWave purchased from Elwood Shepard, a shareholder of the Company, 26,023,800 shares of the Company’s outstanding Common Stock (the “Shepard Shares”), representing 61.3% of the outstanding shares prior to the issuance of the Company shares.

At the closing of the acquisition of the Company Shares and the Shepard Shares on May 12, 2015, PacificWave transferred a total of 50,000,000 of the Company Shares to three European investors at a price of $0.01 per share ($500,000 in aggregate).  These funds were the source of the funds used to purchase the Company Shares and the Shepard Shares and to make the capital contribution referred to in Item 1.01.

At the closing on May 12, 2015, PacificWave transferred 135,416,700 shares to certain persons and entities providing services in connection with the transaction.  These included: (i) 23,333,350 shares (constituting 8.0% of the outstanding shares) to Allan Kronborg, a citizen of Denmark and (ii) a total of 48,333,350 shares (constituting 16.6% of the outstanding shares) split among PacifcWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd and Anarholl Ltd., all entities affiliated with Henrik Oerbekker, a citizen of Denmark.

Effective May 12, 2015, the Company’s sole officer and director at that time, Elwood Shepard, resigned, and Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer. In conjunction with the aforementioned transactions with PacificWave, on May 12, 2015, Mr. Yankowitz purchased from PacificWave 40,000,000 shares of Common Stock for an aggregate purchase price of $40,000 ($0.001 per share), reflecting approximately 13.7% of the outstanding shares of Common Stock at that time. The purchase price was evidenced by a promissory note due May 12, 2019 with interest at 3% per annum and secured by the purchased shares.  The Company was not a party to this transaction.

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 50,083,300 shares of Common Stock, which constitute 17.2% of the outstanding shares of Common Stock. Mr. Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company. While PacificWave does not have a formal contract with the Company, it is expected to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates.

Objectives

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”.

In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

Our executive officers anticipate funding our operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found. Accordingly, no alternative cash resources have been explored. We expect the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for legal, accounting and other relevant professional services.

We seek target businesses that have a potential for growth, indicated by new technology, anticipated market expansion or new products, a competitive position in their space, strong management, audited financial statements or financial statements capable of audit.

We are currently insolvent. We have very little cash on hand and our payables are greater than our cash on hand. We have no income generating ability and are therefore reliant on raising money from loans or stock sales. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

Business Acquisition

        The structure of our participation in a business opportunity or venture will be situational. We may structure our acquisitions as an asset purchase, merger, or an acquisition of securities. It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a business acquisition or other reorganization transaction. It is possible that the shareholders of the acquired entity will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

        We are not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, we will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

        We may become involved in a business opportunity through purchasing or exchanging the securities of such business. We do not intend, however, to engage primarily in such activities and we are not registered as an "investment company" under the Federal Investment Company Act of 1940. We believe such registration is not required.

        We must conduct our activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect us adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exemption from the definition of "investment company." We propose to engage solely in seeking an interest in one or more business opportunities or ventures.

        Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by our business activities.

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

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. There can be no assurance that any acquisition we make will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present no active market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. An owner of our common stock may, therefore, be unable to sell our common stock should he or she desire to do so. Or, if an owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on a national exchange

Our common stock may never meet the listing requirements of a national exchange. You should not assume that an effort to list our common stock would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

Our common stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock, and may materially adversely affect our business and the trading price of our common stock.

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock.

The public float of our common stock is small

The public float of our common stock is small, which may limit the ability of some institutions to invest in our common stock. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by the difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients’ products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as to our acquisition strategies, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult, and numerous financial institutions and businesses either have gone into bankruptcy or have had to be rescued by governmental authorities. Access to financing has been negatively impacted by both sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. Credit remains tight. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for organic growth and for acquisitions. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

We cannot assure you that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our Company and the trading price of our common stock.

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants to our officers, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

Raising capital by selling our common stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by selling our common stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay fees equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our common stock.

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

Our financing decisions may be made without stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our stockholders. This could materially adversely affect our Company and the trading price of our common stock.

We lack investor relations, public relations and advertising resources

We lack the resources to properly support investor relations, public relations, and advertising efforts. This puts us at a disadvantage with potential acquisition candidates, investors, research analysts, customers, and job applicants. These disadvantages could materially adversely affect our Company and the trading price of our common stock.

Sales of our common stock could cause the trading price of our common stock to fall

Sellers of our common stock might include our existing stockholders who have held our common stock for years, former stockholders of B4MC who now own our common stock, persons and entities who have acquired our common stock as consideration for services they have provided to our Company, or our directors, chief executive officer, former officers or former employees who might exercise stock options or warrants to purchase common stock and simultaneously sell our common stock. Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock could occur, could adversely affect the trading price of our common stock.

An increase in interest rates may have an adverse effect on the trading price of our Stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments, which could adversely affect the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value added taxes, service taxes, or other taxes, may not be able to be passed along to clients and consequently may adversely affect our margins. This could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients’ businesses, and the trading price of our common stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Allan Kronborg, Ulrik Regaard Larsen, Henrik Oerbekker, Henrik Rouf and Bennett Yankowitz beneficially own a substantial majority of our shares of common stock. Accordingly, Messrs. Kronborg, Larsen, Oerbekker, Rouf and Yankowitz have substantial influence over our policies and management. We may take actions supported by Messrs. Kronborg, Larsen, Oerbekker, Rouf and Yankowitz that may not be viewed by some stockholders to be in our best interest, or Messrs. Kronborg, Larsen, Oerbekker, Rouf and Yankowitz could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

State law and our articles of incorporation and bylaws help preserve insiders’ control over us

Provisions of Nevada state law, our articles of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions may include: (1) authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; (2) permitting stockholder action by written consent; and (3) establishing advance notice requirements for nominations for election to the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect an investor’s rights as a stockholder since our board of directors could make it more difficult for preferred stockholders or common stockholders to replace members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team. These factors could adversely affect our Company or the trading price of our Stock.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and chief executive officer. Some of our directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or chief executive officer. Some or all of our current directors and chief executive officer may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our Company and the trading price of our common stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our chief executive officer and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our chief executive officer and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors and employees of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which could materially adversely affect our Company and the trading price of our common stock.

We do not expect to pay dividends

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our common stock, which may have a material adverse effect on our Company and the trading price of our common stock.

RISK FACTORS RELATING TO FUTURE ACQUISITIONS

We may not be able to identify, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire one or more companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our Company and the trading price of our common stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our Company and the trading price of our common stock.

Competition may result in overpaying for acquisitions

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our Company and the trading price of our common stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our common stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire

While management typically intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our Company and our common stock price would be negatively impacted.

We may carry out actions that will not require our stockholders’ approval

The terms and conditions of any acquisition could require us to take actions that would not require stockholder approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require stockholder approval even if these actions dilute stockholder economic or voting interest.

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our chief executive officer and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our chief executive officer or agents to personally meet with management and key personnel of target businesses, ask questions regarding the Company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical due diligence investigation to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our Company and the trading price of our common stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and chief executive officer should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our Company and our common stock price.

We will be dependent on outside advisors to assist us

In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our Company and the trading price of our common stock.

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and may harm our business

Acquisitions generally involve significant risks, including the risk of overvaluation of potential acquisitions and risks in regard to the assimilation of personnel, operations, products, services, technologies, and corporate culture of acquired companies. Dealing with these risks may place a significant burden on our management and other internal resources. This could materially adversely affect our business and the trading price of our common stock.

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion would place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion could materially adversely affect our Company and the trading price of our common stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for operating their businesses following their acquisition by us; or, if they cease performing services for the acquired businesses, that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be our key employees. This could materially adversely affect our business and the trading price of our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination

We believe we will not be subject to regulation under the Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Investment Company Act, and consequently, any violation of such Act might subject us to material adverse consequences.

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

We do not currently employ a qualified full time chief financial officer

We do not currently employ a qualified full time chief financial officer. There is no assurance that we will be able to promptly find and hire such a qualified full time chief financial officer, nor at a compensation level acceptable to us. This could materially adversely affect our Company and the trading price of our common stock.

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our Company and the trading price of our common stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options and warrants to purchase common stocks as key components of our employee compensation program in order to align employees’ interests with the interests of our Stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options or warrants to purchase common stock may have exercise prices in excess of our then-current common stock price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our Company and the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

One May 15, 2015, we filed a preliminary information statement on Form 14C relating to one-for-fifty (1-for-50) reverse split of the Company’s Common Stock (the “Reverse Split”) approved by holders of a majority of our Common Stock and our board of directors. In an informal telephonic response to the 14C filing, the Staff indicated that they would not approve a definitive 14C until our SEC filings are brought current. At the time of the SEC comment letter, we had yet to file reports on Form 10-K for fiscal years 2013 and 2014 or quarterly reports on Form 10-Q for Q-1, Q-2 and Q-3 of 2014 and Q-1 of 2015.

ITEM 2.  PROPERTIES.

We have entered into a sublease agreement for office space for two persons in Beverly Hills, California, effective as of May 1, 2015.  The rent is $4,200 per month.  We also maintain a mailing address in Las Vegas Nevada through a business services company.

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

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol BFMC on the OTC market. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2014
4th Quarter	$0.05	$0.005
3rd Quarter	$0.17	$0.04
2nd Quarter	$0.16	$0.10
1st Quarter	$0.30	$0.01

Year Ended December 31, 2013
4th Quarter	$0.30	$0.01
3rd Quarter*	$0.30	$0.01
2nd Quarter*	$0.30	$0.01
1st Quarter *	$0.84	$0.11

Year Ended December 31, 2012
4th Quarter*	$0.84	$0.11
3rd Quarter*	$0.84	$0.81
2nd Quarter*	$0.90	$0.81
1st Quarter*	$0.93	$0.90

* Information adjusted to reflect 3-for-1 forward stock split in December 2013.

The above quotations, as provided by OTC Markets Group, Inc. and Quotestream Media represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company’s common stock as of December 31, 2013 was 915; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

Notes

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property along with the debt were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. (See Note 8)

The Company received advances of $13,793 during the year ended December 31, 2013 and $13,050 for the same period in 2012.  A total of $105,909 and $92,116 was owed at December 31, 2013 and 2012, respectively, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at December 31, 2013 and 2012 was $28,032 and $21,974, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay $129,002 on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements are verbal. Inasmuch as the Asset Purchase Agreement was Mutually Rescinded on May 22, 2014, the Company and the advancing party verbally agreed to rescind the release agreement as well and re-book the advances as they were prior to the release.

Common Stock

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share) and assumed debt of $109,443. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property, mining rights, equipment and other assets mentioned above were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders.

On September 3, 2013, the Company entered into an assignment to acquire 6 unpatented mining claims in Nye County Nevada, in consideration of 6,810,402 shares of common stock valued at $36,004 (valued at $0.005287 per share). In October 2014, the Company entered into a Rescission of Assignment with the holders of the Nevada mining claims whereby the mining claims were returned in exchange for the Company’s common stock issued for said claims.

On September 9, 2013 the Company issued 4,589,598 shares of common stock having a fair value of $24,264 ($0.005287 per share) in exchange for consulting services. Inasmuch as the consulting services were never provided, the Company has cancelled these shares on its books and is in the process of obtaining the certificates for cancellation.

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company. (See Note 5). These shares were returned to the Company and cancelled pursuant to the Mutual Rescission Agreement dated May 22, 2014.

On December 31, 2014, the Company’s sole officer and director purchased 25,000,000 shares of the Company’s common stock for $25,000.

On May 12, 2015, the Company sold 248,976,200 shares of its common stock for $248,976 to PacificWave Partners, Ltd.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Purchases of Equity Securities

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

In May, 2014, the Company entered into a Mutual Rescission Agreement (the “Rescission Agreement”) by and among the Company, and Shannon Anderson (“Anderson”), a resident of Idaho, and Herbert Christopherson, a resident of Idaho ("Christopherson"), and Brittany Puzzi, a resident of Idaho (“Puzzi”), collectively referred to as the “Rescinding Shareholders”.

Pursuant to the terms of an Asset Purchase Agreement entered into on or about September 6, 2013 the Company received certain real property, mining rights, equipment and other assets as listed in the Asset Purchase Agreement filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013 in exchange for shares of the Company’s common stock issued the Rescinding Shareholders. The Company and the Rescinding Shareholders have agreed to rescind the Asset Purchase Agreement. The Rescinding Shareholders will take back the assets and return 47,550,000 of the common shares issued pursuant to the Asset Purchase Agreement. The shares to be returned are as follows: Anderson 33,000,000 shares, Christopherson 14,000,000 shares and Puzzi 550,000 shares.

In October 2014, the Company and Avidity Holdings LLC, a Utah limited liability company (“Avidity”) entered into a Rescission of Assignment Agreement (“Rescission of Assignment”) of the Nevada Mining Claims Assignment (the “Nevada Claim Assignment”) entered into by the parties on or about September 6, 2013. All of the Nevada Mining Claims will be returned to Avidity and all of the shares issued pursuant to the exchange will be returned to the Company. The total number of shares to be returned is 6,810,402.

As a part of the Asset Purchase entered into on September 6, 2013 4,589,598 shares of common stock were issued pursuant to the terms of a consulting agreement. Inasmuch as the Asset Purchase was mutually rescinded and the services contemplated in the consulting agreement were never performed, the Company cancelled the shares on its books and records. It is in the process of obtaining the shares from the consultant to be officially cancelled by the transfer agent.

On December 31, 2014, 47,550,000 of the shares issued pursuant to the Asset Purchase Agreement were returned and cancelled pursuant to a Mutual Rescission Agreement executed on May 23, 2014. (See Note 8)

On December 31, 2014, 3,210,402 of the shares issued for mining claims were returned and cancelled pursuant to Rescission of Assignment entered into in October 2014. The remaining 3,600,000 shares have been returned to the Company, but have not yet been cancelled.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2013 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs ten to twelve thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of December 31, 2013, reflects total assets of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from January 1, 2013 through December 31, 2013, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $24,995 for the year ended December 31, 2013 as compared to a loss of $18,249 for the period in 2012. The losses for both periods are comprised of legal, accounting, XBRL and professional expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received related party advances of $13,793 during the year ended December 31, 2013 and $13,050 for the same period in 2012.  A total of $105,909 is now owed by the Company for advances.  These funds are due and payable upon demand and have a stated interest rate of 6%. Accrued interest to-date is $28,032.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2013 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

Name and age	Position and background
Bennett J. Yankowitz, 59	President, Treasurer, Secretary and Director

Bennett J. Yankowitz was appointed as the President, Treasurer, Secretary and sole director of the Company on May 12, 2015. He is also President, Treasurer, Secretary and sole director of CoConnect, Inc. He is also Managing Partner of Hancock Ventures, LLC, a California-based manager of Single Oak Ventures, LP, a venture capital fund. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company, and was its Chief Executive Officer from 2008 to 2014. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has extensive background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to the law firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and Stroock & Stroock & Strook LLP. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars. It is anticipated that once the Company has consummated the acquisition of an operating company, Mr. Yankowitz may resign some or all of his offices and his directorship in the Company in favor of members of the operating company’s management.

Elwood Shepard, 59	Sole Officer and Director June 2000 through May 2015

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Elwood Shepard Director, President, Secretary, Treasurer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who own more than five percent of the Company’s common stock as of June 26, 2015:

Shareholder Name	No. of Shares	% of Outstanding
Allan Kronborg	23,333,350	8.0%
Henrik Oerbekker*	48,333,350	16.6%
Henrik Rouf**	50,083,300	17.2%
Bennett Yankowitz	39,500,000	13.6%
Total	161,250,000	55.3%

____________________________

*  Includes shares owned by PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd and Anarholl Ltd., all entities affiliated with Mr. Oerbekker

** Includes shares owned by PacificWave Partners Limited, of which Mr. Rouf is Managing Director

Security Ownership of Management

The following table sets forth the shareholdings of the Company’s directors and executive officers as the date hereof:

Number and Percentage of Shares Beneficially Owned
Name	# of Shares		% of Class
	Direct	Indirect
Bennett Yankowitz	39,500,000	0	13.6%
All directors and executives officers as a group	39,500,000	0	13.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We have entered into a sublease agreement for office space for two persons in Beverly Hills, California, effective as of May 1, 2015.  The rent is $4,200 per month.  We also maintain a mailing address in Las Vegas Nevada through a business services company.

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

Audit Fee

Audit Fees. Fees for audit services provided by Prichett Siler & Hardy totaled $10,200 for 2013, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by Prichett Siler & Hardy totaled $7,500 for 2012, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form S-18 - September 8, 1987

3.1

Articles of Incorporation and Amendments thereto

3.2

By-Laws

4.1

Form of Stock Certificate

Form 8-K - July 5, 2002

10.1

Agreement and Plan of Reorganization – Trappers Pizza

Form 10-KSB - March 30, 2004

14.1

Code of Ethics

Form 8-K - September 12, 2013

10.2

Asset Purchase Agreement dated September 6, 2013 (Montana)

10.3

Nevada Claim Assignment dated September 6, 2013

10.4

Consulting Agreement (Red Rock) dated September 9, 2013

Form 10-Q - November 19, 2013

3.3

Certificate of Amendment to Articles of Incorporation dated October 10, 2013

This Form 10-K

10.5

Mutual Rescission Agreement executed May 23, 2015

10.6

Sub-Lease Agreement dated as of May 1, 2015 by and between Mostofi & Company, LLP and the Company

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL*

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

(b)  Reports on Form 8-K

None

(c)  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B4MC GOLD MINES, INC.

Date: June 30, 2015	By: /s/ Bennett J. Yankowitz
Bennett J. Yankowitz, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: June 30, 2015	By: /s/ Bennett J. Yankowitz
Bennett J. Yankowitz, Director

B4MC GOLD MINES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

____________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

Salt Lake City, Utah

We have audited the accompanying balance sheets of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.), as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

June 26, 2015

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,694	$1,600
Advances payable	105,909	92,116
Accrued interest	28,032	21,974
Total Current Liabilities	140,635	115,690

Total Liabilities	140,635	115,690

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 2,248,050 shares issued and outstanding	2,248	2,248
Additional paid-in capital	2,205,967	2,205,967
Accumulated deficit	(2,348,850)	(2,323,905)

Total Stockholders’ Deficit	(140,635)	(115,690)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Operations

	For the
	Years Ended
	December 31,
	2013	2012

Revenue	$-	$-

Expenses:
General and Administrative	18,887	13,050

Loss Before Other Income (Expense)	(18,887)	(13,050)

Other Income (Expense):
Interest Expense	(6,058)	(5,199)

Loss Before Income Taxes	(24,945)	(18,249)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Loss	$(24,945)	$(18,249)

Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	2,248,050	2,248,050

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Shareholders’ Deficit

			Additional	Accumulated
	Common Stock		Paid-In		Total
	Shares	Amount ($)	Capital ($)	Deficit ($)	($)
BALANCE, December 31, 2011	2,248,050	2,248	2,205,967	(2,305,656)	(97,441)
Net loss for the year ended December 31, 2012	-	-	-	(18,249)	(18,249)
BALANCE, December 31, 2012	2,248,050	2,248	2,205,967	(2,323,905)	(115,690)
Net loss for the year ended December 31, 2013	-	-	-	(24,945)	(24,945)
BALANCE, December 31, 2013	2,248,050	2,248	2,205,967	(2,348,850)	(140,635)

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(24,945)	$(18,249)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	5,094	-
Increase in accrued interest	6,058	5,199
Net Cash (Used) by Operating Activities	(13,793)	(13,050)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-

Cash Flows From Financing Activities:
Advances	13,793	13,050
Net Cash Provided by Financing Activities	13,793	13,050

Net Increase in Cash	-	-

Cash at Beginning of the Period	-	-

Cash at End of the Period	$-	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None	$-	$-

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

(B) Organization

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.) was organized under the laws of the State of Delaware on April 2, 1987.  In June 2000, the Company changed its domicile from Delaware to Nevada.  The Company attempted to sell franchises for the retail sale of its Chicago style hot dogs. The Company discontinued these operations during 1990 and had been inactive since that time until its acquisition of Trapper’s Pizza, Inc. on July 1, 2002. In March 2003, the Company rescinded the acquisition of Trapper’s Pizza, Inc.  On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

(C) Stock Split

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

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had $0 in cash equivalents.

(F) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

(G) Loss Per Share

Earnings (Loss) Per Share – The basic computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, "Earnings Per Share." (See Note 5)

(H) Dividends

The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

(I) Income Taxes

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

(J) Stock-Based Compensation

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

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable and accrued expenses, advances payable and notes payable approximate fair value based on the short-term maturity of these instruments. There are no assets or liabilities that are measured at fair value on a recurring basis.

(M) Recent Accounting Pronouncements

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

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

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

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 2 - NOTES PAYABLE

On September 6, 2013, the Company, and its majority shareholder and sole officer and director, consented to and entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property along with the debt were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. No payments were made on the debt prior to the rescission.  (See Note 7)

The Company received advances of $13,793 during the year ended December 31, 2013 and $13,050 for the same period in 2012.  A total of $105,909 and $92,116 was owed at December 31, 2013 and 2012, respectively, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at December 31, 2013 and 2012 was $28,032 and $21,974, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay $129,002 to the advancing party on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements were verbal. Inasmuch as the Asset Purchase Agreement was Mutually Rescinded on May 22, 2014, the Company and the advancing party verbally agreed to rescind the release agreement, as well, and re-book the advances as they were prior to the release.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

None.

(B) Amendments to Articles of Incorporation

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

(C) Return of Common Stock

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

(D) Stock Issued for Mining Rights and Claim

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share) and assumed debt of $109,443. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property, mining rights, equipment, other assets and the assumed debt mentioned above were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. (See Note 7)

On September 3, 2013, the Company entered into an assignment to acquire 6 unpatented mining claims in Nye County Nevada, in consideration of 6,810,402 shares of common stock valued at $36,004 (valued at $0.005287 per share). In October 2014, the Company entered into a Rescission of Assignment with the holders of the Nevada mining claims whereby the mining claims were returned in exchange for the Company’s common stock issued for said claims. (See Note 7)

(E) Stock Issued for Services

On September 9, 2013 the Company issued 4,589,598 shares of common stock having a fair value of $24,264 ($0.005287 per share) in exchange for consulting services. Inasmuch as the consulting services were never provided, the Company has cancelled these shares on its books and is in the process of obtaining the certificates for cancellation. (See Note 7)

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company. (See Note 4). These shares were returned to the Company and cancelled pursuant to the Mutual Rescission Agreement dated May 22, 2014. (See Note 7)

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 6, 2013, the Company, and its majority shareholder and sole officer and director, consented to and entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The Asset Purchase Agreement also included the purchase of several items of mining machinery and equipment owned by Mr. Anderson in consideration of 54,000,000 shares of common stock valued at $285,480 (valued at $0.005287 per share). The Asset Purchase Agreement closed on September 9, 2013. The Asset Purchase Agreement was mutually rescinded on May 22, 2014. (See Note 7)

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company. These shares were returned to the Company and cancelled pursuant to the Mutual Rescission Agreement dated May 22, 2014. (See Note 7)

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012
Loss from continuing operations available to common stockholders (numerator)	$(24,995)	$(18,249)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	2,248,050	2,248,050

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 - GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public or private offering of equity or debt securities, or by other means. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to the Audited Financial Statements

For the Year Ended December 31, 2013

NOTE 7 - SUBSEQUENT EVENTS

On May 22, 2014, the Company entered into a Mutual Rescission Agreement (the “Rescission Agreement”) by and among the Company, and Shannon Anderson (“Anderson”), a resident of Idaho, and Herbert Christopherson, a resident of Idaho ("Christopherson"), and Brittany Puzzi, a resident of Idaho (“Puzzi”), collectively referred to as the “Rescinding Shareholders”.

Pursuant to the terms of an Asset Purchase Agreement entered into on or about September 6, 2013 the Company received certain real property, mining rights, equipment and other assets as listed in the Asset Purchase Agreement filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013 in exchange for shares of the Company’s common stock issued the Rescinding Shareholders. The Company and the Rescinding Shareholders have agreed to rescind the Asset Purchase Agreement. The Rescinding Shareholders will take back the assets, including the underlying debt, and return 47,550,000 of the common shares issued pursuant to the Asset Purchase Agreement. The shares to be returned are as follows: Anderson 33,000,000 shares, Christopherson 14,000,000 shares and Puzzi 550,000 shares.

In October 2014, the Company and Avidity Holdings LLC, a Utah limited liability company (“Avidity”) entered into a Rescission of Assignment Agreement (“Rescission of Assignment”) of the Nevada Mining Claims Assignment (the “Nevada Claim Assignment”) entered into by the parties on or about September 6, 2013. All of the Nevada Mining Claims will be returned to Avidity and all of the shares issued pursuant to the exchange will be returned to the Company. The total number of shares to be returned is 6,810,402.

As a part of the Asset Purchase entered into on September 6, 2013 4,589,598 shares of common stock were issued pursuant to the terms of a consulting agreement. Inasmuch as the Asset Purchase was mutually rescinded and the services contemplated in the consulting agreement were never performed, the Company cancelled the shares on its books and records. It is in the process of obtaining the shares from the consultant to be officially cancelled by the transfer agent.

On December 31, 2014, 3,210,402 of the shares issued for mining claims were returned and cancelled pursuant to Rescission of Assignment entered into in October 2014. The remaining 3,600,000 shares have been returned to the Company, but have not yet been cancelled.

On December 31, 2014, the Company’s sole officer and director purchased 25,000,000 shares of the Company’s common stock for $25,000.

On May 12, 2015, the Company sold 248,976,200 shares of its common stock for $248,976.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.