Form 10-K
period 2014-12-31
B4MC GOLD MINES INC
filed 2015-07-06
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

   X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants to our officers, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock.. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

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

Holders

The number of record holders of the Company’s common stock as of December 31, 2014 was 918; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

Notes

On September 6, 2013, the Company, and its majority shareholder, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property along with the debt were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. (See Note 4). As an inducement to enter into the rescission agreement, the three rescinding stockholders were provided with a total of 7,050,000 shares of our common stock.

The Company received advances of $0 during the period ended December 31, 2014 and $13,793 for the same period in 2013.  A total of $105,909 was owed at December 31, 2014 and 2013, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at December 31, 2014 and 2013 was $34,388 and $28,032, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay $129,002 to the advancing party on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements were verbal. Inasmuch as the Asset Purchase Agreement was Mutually Rescinded on May 22, 2014, the Company and the advancing party verbally agreed to rescind the release agreement, as well, and re-book the advances as they were prior to the release.

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

On December 31, 2014, 47,550,000 of the shares issued pursuant to the Asset Purchase Agreement were returned and cancelled pursuant to a Mutual Rescission Agreement executed on May 23, 2014. As an inducement to enter into the rescission agreement, the three rescinding stockholders were provided with a total of 7,050,000 shares of our common stock. (See Note 4)

On December 31, 2014, 3,210,402 of the shares issued for mining claims were returned and cancelled pursuant to Rescission of Assignment entered into in October 2014. The remaining 3,600,000 shares have been returned to the Company, but have not yet been cancelled.

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs ten to twelve thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of December 31, 2014, reflects total assets of $25,000. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the period from January 1, 2014 through December 31, 2014, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

The Company had a net loss of $15,378 for the year ended December 31, 2014 as compared to a loss of $24,945 for the period in 2013. The losses for both periods are comprised of legal, accounting, XBRL and professional expenses required to perform its reporting obligations.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

The Company received advances of $0 during the period ended December 31, 2014 and $13,793 for the same period in 2013.  A total of $105,909 was owed at December 31, 2014 and 2013, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at December 31, 2014 and 2013 was $34,388 and $28,032, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2014, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our principal executive officer and principal financial officer (one person) has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework, our management, including our Board of Directors and principal financial and executive officer has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2014 that would have required disclosure in a report on Form 8-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the year ending December 31, 2014 and to the date hereof,  and the period or periods  during which each such director or executive officer served in his or her respective positions.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2014, 2013 and 2012. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Elwood Shepard Director, President, Secretary, Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Audit Fee

Audit Fees. Fees for audit services provided by Prichett Siler & Hardy totaled $0 for 2014, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by Prichett Siler & Hardy totaled $10,200 for 2013, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

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

This Form 10-K

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

B4MC GOLD MINES, INC.

Date: July 1, 2015	By: /s/ Bennett J. Yankowitz
Bennett J. Yankowitz, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: July 1, 2015	By: /s/ Bennett J. Yankowitz
Bennett J. Yankowitz, Director

B4MC GOLD MINES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

_____________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

Salt Lake City, Utah

We have audited the accompanying balance sheets of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.), as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

June 30, 2015

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$25,000	$-
Total Current Assets	25,000	-

Total Assets	$25,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,666	$6,694
Advances payable	105,909	105,909
Accrued interest	34,388	28,032
Total Current Liabilities	148,963	140,635

Total Liabilities	148,963	140,635

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 34,298,050 and 2,248,050 shares issued and outstanding December 31, 2014 and 2013, respectively	34,298	2,248
Additional paid-in capital	2,205,967	2,205,967
Accumulated deficit	(2,364,228)	(2,348,850)

Total Stockholders’ Deficit	(123,963)	(140,635)

Total Liabilities and Stockholders’ Deficit	$25,000	$-

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Operations

	For the
	Years
	Ended
	December 31,
	2014	2013

Revenue	$-	$-

Expenses:
General and Administrative	9,022	18,887

Loss Before Other Income (Expense)	(9,022)	(18,887)

Other Income (Expense):
Interest Expense	(6,356)	(6,058)

Loss Before Income Taxes	(15,378)	(24,945)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Loss	$(15,378)	$(24,945)

Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	2,335,858	2,248,050

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Shareholders’ Deficit

			Additional	Accumulated
	Common Stock		Paid-In		Total
	Shares	Amount ($)	Capital ($)	Deficit ($)	($)
BALANCE, December 31, 2012	2,248,050	2,248	2,205,967	(2,323,905)	(115,690)
Net loss for the year ended December 31, 2013	-	-	-	(24,945)	(24,945)
BALANCE, December 31, 2013	2,248,050	2,248	2,205,967	(2,348,850)	(140,635)
Shares issued Dec. 2014 pursuant to rescission agreement valued at $.001 per share	7,050,000	7,050	-	-	7,050
Shares issued for cash Dec. 2014 at $.001 per share	25,000,000	25,000	-	-	25,000
Net loss for the year ended December 31, 2014	-	-	-	(15,378)	(15,378)
BALANCE, December 31, 2014	34,298,050	34,298	2,205,967	(2,364,228)	(123,963)

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Audited Statements of Cash Flows

	For the
	Years
	Ended
	December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(15,378)	$(24,945)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued pursuant to rescission	7,050	-
Changes in assets and liabilities:
Increase in accounts payable	1,972	5,094
Increase in accrued interest	6,356	6,058
Net Cash (Used) by Operating Activities	-	(13,793)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-

Cash Flows From Financing Activities:
Advances	-	13,793
Common stock issued for cash	25,000	-
Net Cash Provided by Financing Activities	25,000	13,793

Net Increase in Cash	25,000	-

Cash at Beginning of the Period	-	-

Cash at End of the Period	$25,000	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None	$-	$-

The accompanying notes are an integral part of these audited financial statements.

B4MC Gold Mines, Inc.

 (formerly known as Heavenly Hot Dogs, Inc.)

Notes to Audited Financial Statements

As of December 31, 2014

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had $25,000 and $0, respectively in cash.

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

Notes to Audited Financial Statements

As of December 31, 2014

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

Notes to Audited Financial Statements

As of December 31, 2014

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

NOTE 2 - NOTES PAYABLE

On September 6, 2013, the Company, and its majority shareholder and sole officer and director, consented to and entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property along with the debt were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. No payments were made on the debt prior to the rescission.  (See Note 4)

The Company received advances of $0 during the period ended December 31, 2014 and $13,793 for the same period in 2013.  A total of $105,909 was owed at December 31, 2014 and 2013, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at December 31, 2014 and 2013 was $34,388 and $28,032, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay $129,002 to the advancing party on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements were verbal. Inasmuch as the Asset Purchase Agreement was Mutually Rescinded on May 22, 2014, the Company and the advancing party verbally agreed to rescind the release agreement, as well, and re-book the advances as they were prior to the release.

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

Notes to Audited Financial Statements

As of December 31, 2014

(C) Return of Common Stock

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

The Company and the Rescinding Shareholders have agreed to rescind the Asset Purchase Agreement. The Rescinding Shareholders will take back the assets, including the underlying debt, and return 47,550,000 of the common shares issued pursuant to the Asset Purchase Agreement. The shares to be returned are as follows: Anderson 33,000,000 shares, Christopherson 14,000,000 shares and Puzzi 550,000 shares. (See Note 4)

On December 31, 2014, 3,210,402 of the shares issued for mining claims were returned and cancelled pursuant to Rescission of Assignment entered into in October 2014. The remaining 3,600,000 shares have been returned to the Company, but have not yet been cancelled.

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

On September 9, 2013 the Company issued 600,000 shares of common stock having a fair value of $3,172 ($0.005287 per share) in exchange for consulting services by an officer of the Company. These shares were returned to the Company and cancelled pursuant to the Mutual Rescission Agreement dated May 22, 2014. (See Note 4)

On December 31, 2014, 7,050,000 shares were issued pursuant to the terms of the Rescission Agreement to Shannon Anderson, Herbert “Chris” Christopherson and Bittany Puzzi. The fair value of those shares was $0.001 per share.

B4MC Gold Mines, Inc.

 (formerly known as Heavenly Hot Dogs, Inc.)

Notes to Audited Financial Statements

As of December 31, 2014

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

On December 31, 2014, 7,050,000 shares were issued pursuant to the terms of the Rescission Agreement to Shannon Anderson, Herbert “Chris” Christopherson and Bittany Puzzi. The fair value of those shares was $0.001 per share.

In September 2013, the Company’s former sole member of the board of directors and a consultant, collectively returned 3,500,000 shares of common stock and were cancelled by the Company.

On December 31, 2014, the Company’s sole officer and director purchased 25,000,000 shares of the Company’s common stock for $25,000.

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Loss from continuing operations available to common stockholders (numerator)	$(15,378)	$(24,945)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	2,335,858	2,248,050

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

B4MC Gold Mines, Inc.

(formerly known as Heavenly Hot Dogs, Inc.)

Notes to Audited Financial Statements

As of December 31, 2014

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

NOTE 7 - SUBSEQUENT EVENTS

On May 12, 2015, the Company sold 248,976,200 shares of its common stock for $248,976.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.