Form 10-Q
period 2015-03-31
B4MC GOLD MINES INC
filed 2015-07-10
CIK 823546

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

B4MC Gold Mines, Inc.

Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,866	$8,666
Advances payable	105,909	105,909
Accrued interest	35,977	34,388
Total Current Liabilities	151,752	148,963

Total Liabilities	151,752	148,963

STOCKHOLDERS’ DEFICIT

Common stock, 750,000,000 shares authorized, $.001 par value, 34,298,050 shares issued and outstanding	34,298	34,298
Additional paid-in capital	2,205,967	2,205,967
Accumulated deficit	(2,367,017)	(2,364,228)

Total Stockholders’ Deficit	(126,752)	(123,963)

Total Liabilities and Stockholders’ Deficit	$25,000	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

B4MC Gold Mines, Inc.

Unaudited Statements of Operations

	For the
	Three Months
	Ended
	March 31,
	2015	2014

Revenue	$-	$-

Expenses:
General and Administrative	1,200	542

Loss Before Other Income (Expense)	(1,200)	(542)

Other Income (Expense):
Interest Expense	(1,589)	(1,589)

Loss Before Income Taxes	(2,789)	(2,131)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Loss	$(2,789)	$(2,131)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	34,298,050	2,248,050

The accompanying notes are an integral part of these unaudited financial statements.

B4MC Gold Mines, Inc.

Unaudited Statements of Cash Flows

	For the
	Three Months
	Ended
	March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(2,789)	$(2,131)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	1,200	542
Increase in accrued interest	1,589	1,589
Net Cash (Used) by Operating Activities	-	-

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	-	-

Cash at Beginning of the Period	25,000	-

Cash at End of the Period	$25,000	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

None	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 B4MC Gold Mines, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2015

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and 2014, the Company had $25,000 and $0, respectively in cash.

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

Notes to Unaudited Financial Statements

As of March 31, 2015

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

Notes to Unaudited Financial Statements

As of March 31, 2015

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

NOTE 2 - NOTES PAYABLE

On September 6, 2013, the Company, and its majority shareholder and sole officer and director, consented to and entered into an Asset Purchase Agreement with Shannon Anderson and Herbert “Chris” Christopherson, pursuant to which the Company purchased two parcels of real property located in Mineral County Montana from Messrs. Anderson and Christopherson. The acres consist of approximately 32 acres of usable land. The 32 acres was encumbered by a loan obligation. The balance of the loan obligation as of September 30, 2013 was $109,443. The note has a 7% per annum stated interest rate and is due and payable March 1, 2021. Payments in the amount of $1,581 are required to be made monthly. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property along with the debt were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders. No payments were made on the debt prior to the rescission.  (See Note 4)

The Company received advances of $0 during the periods ended March 31, 2015 and 2014.  A total of $105,909 was owed at March 31, 2015 and 2014, by the Company for advances. These funds are due and payable upon demand and accrue interest at 6% per annum. Accrued interest at March 31, 2015 and 2014 was $35,977 and $29,621, respectively. In connection with the Asset Purchase, the Company entered into an obligation to repay $129,002 to the advancing party on or before April 15, 2014. In addition, the Company entered into a release agreement wherein the advancing party released all claims against the Company in exchange for the promise to pay an additional $120,998 for a total accrued payable of $250,000 on or before April 15, 2014. Both agreements were verbal. Inasmuch as the Asset Purchase Agreement was Mutually Rescinded on May 22, 2014, the Company and the advancing party verbally agreed to rescind the release agreement, as well, and re-book the advances as they were prior to the release.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On December 31, 2014, the Company’s sole officer and director purchased 25,000,000 shares of the Company’s common stock for $25,000.

(B) Amendments to Articles of Incorporation

On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc.

B4MC Gold Mines, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2015

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

Notes to Unaudited Financial Statements

As of March 31, 2015

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

NOTE 5 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Loss from continuing operations available to common stockholders (numerator)	$(2,789)	$(2,131)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	34,298,050	2,248,050

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

B4MC Gold Mines, Inc.

Notes to Unaudited Financial Statements

As of March 31, 2015

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

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs ten to twelve thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of March 31, 2015, reflects total assets of $25,000. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Results of Operations

During the three-month period ended March 31, 2015, the Company engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See the annual report on Form 10-K for the period ended December 31, 2014 for a summary of recent sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

See the annual report on Form 10-K for the period ended December 31, 2014 for a description of the rescission of an asset purchase agreement on May 23, 2014. The resulting transaction resulting in the Company being a shell corporation since that time.

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

B4MC GOLD MINES, INC.

Date: July 9, 2015	By: /s/ Bennett J. Yankowitz
Bennett J. Yankowitz, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)