Form 10-Q
period 2015-06-30
B4MC GOLD MINES INC
filed 2015-09-02
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-17773-NY

B4MC GOLD MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0674571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3651 Lindell Road, Suite D565

Las Vegas, Nevada 89103

 (Address of principal executive offices)

(424) 256-8560

(Registrant’s telephone number, including area code)

Not applicable

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

Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .  No      .

As of August 24, 2015, the Company had 5,665,485 shares of common stock, $0.001 par value, issued and outstanding (after accounting for the one-for-fifty reverse stock split effective as of August 21, 2015).

Documents incorporated by reference: None

B4MC GOLD MINES, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and related assumptions and predictions, are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, available cash, competition, and market and general economic factors. This discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

B4MC GOLD MINES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$131,758	$—
Funds held in trust by attorneys	63,744	25,000
Prepaid expenses	27,500	—
Total current assets	223,002	25,000
Total assets	$223,002	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses, including $27,339 and $3,434 to related parties at June 30, 2015 and December 31, 2014, respectively	$55,229	$8,666
Advances payable to related party, including accrued interest of $34,388 at December 31, 2014	—	140,297
Total current liabilities	55,229	148,963

Commitments and contingencies	—	—

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized – 750,000,000 shares; issued and outstanding – 5,665,485 shares and 685,961 shares at June 30, 2015 and December 31, 2014, respectively	5,665	686
Additional paid-in capital	2,657,374	2,239,579
Accumulated deficit	(2,495,266)	(2,364,228)
Total stockholders’ equity (deficiency)	167,773	(123,963)
Total liabilities and stockholders’ equity (deficiency)	$223,002	$25,000

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative, including $1,860 and $450 to related parties for the three months ended June 30, 2015 and 2014, respectively, and $3,060 and $992 to related parties for the six months ended June 30, 2015 and 2014, respectively	35,730	450	36,930	992
Total operating expenses	35,730	450	36,930	992
Loss from operations	(35,730)	(450)	(36,930)	(992)
Interest expense to related party	—	(1,589)	(1,589)	(3,178)
Cost to settle contingent claims, including $50,519 to related parties	(92,519)	—	(92,519)	—
Net loss	$(128,249)	$(2,039)	$(131,038)	$(4,170)

Net loss per common share – basic and diluted	$(0.04)	$(0.05)	$(0.06)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	3,421,963	44,961	2,061,520	44,961

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Six Months Ended June 30, 2015

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2014	685,961	$686	$2,239,579	$(2,364,228)	$(123,963)

Common stock sold in private placement	4,979,524	4,979	243,997	—	248,976
Contribution to capital made in connection with the private placement	—	—	175,000	—	175,000
Costs related to private placement	—	—	(1,202)	—	(1,202)
Net loss	—	—	—	(131,038)	(131,038)
Balance, June 30, 2015	5,665,485	$5,665	$2,657,374	$(2,495,266)	$167,773

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(131,038)	$(4,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(27,500)	—
Increase (decrease) in -
Accounts payable and accrued expenses	46,563	992
Accrued interest to related party	(34,388)	3,178
Net cash used in operating activities	(146,363)	—

Cash flows from investing activities:
Increase in funds held in trust by attorneys	(38,744)	—
Net cash used in investing activities	(38,744)	—

Cash flows from financing activities:
Proceeds from private placement	248,976	—
Capital contributed in connection with private placement	175,000	—
Payment of private placement costs	(1,202)	—
Repayment of related party advances	(105,909)	—
Net cash provided by financing activities	316,865	—

Cash:
Net increase (decrease)	131,758	—
Balance at beginning of period	—	—
Balance at end of period	$131,758	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2015 and 2014

1. Basis of Presentation

The condensed financial statements of B4MC Gold Mines, Inc., a Nevada corporation (the “Company”), at June 30, 2015, and for the three months and six months ended June 30, 2015 and 2014, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of its operations for the three months and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

On July 15, 2015, the Company an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of its outstanding shares of common stock effective August 21, 2015. All share and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The authorized shares of the Company’s common stock were not adjusted as a result the reverse stock split.

2. Organization and Business Operations

Change-in-Control Transaction

On May 12, 2015, the Company sold 4,979,524 newly issued shares of its common stock, par value $0.001 per share, to PacificWave Partners Limited, a Gibraltar Company (“PacificWave”), at a price of $0.05 per share, representing aggregate gross proceeds of $248,976. Of this amount, $225,000 was paid to certain creditors and claimants of the Company in exchange for releases of such outstanding claims, and the remaining $23,976 was placed in escrow and was subject to release pending the fulfillment of certain conditions.

Simultaneous with the purchase of the above described shares of common stock, PacificWave purchased from Elwood Shepard, the Company's principal shareholder at the time, 520,476 shares of the Company’s outstanding shares of common stock, representing 75.9% of the outstanding shares prior to the issuance of the newly issued shares. The purchase price of such shares was $26,024, which amount was deposited in escrow and will be disbursed in the same manner and under the same conditions as the amount deposited into escrow from the purchase price of the Company's newly issued common shares.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of the Company’s common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share ($500,000 in aggregate). These funds were the source of the funds used to effectuate the change-in-control transaction. The Company was not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares (constituting 8.2% of the outstanding shares) to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares (constituting 17.1% of the outstanding shares) split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares (constituting 22.3% of the outstanding shares) to nine non-U.S. resident persons and entities for services rendered with respect to the change-in-control transaction. The Company was not a party to any of these transactions.

Effective May 12, 2015, Elwood Shepard, the Company’s sole officer and director at that time, resigned, and Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer. In conjunction with the aforementioned transactions with PacificWave, on May 12, 2015, Mr. Yankowitz purchased from PacificWave 800,000 shares of common stock for an aggregate purchase price of $40,000 ($0.05 per share), reflecting approximately 14.1% of the outstanding shares of the Company’s common stock at that time. The purchase price was evidenced by a promissory note due May 12, 2019 with interest at 3% per annum and secured by the purchased shares. The Company was not a party to this transaction. Mr. Yankowitz does not have any interest in or contract with Pacific Wave. PacificWave and Mr. Yankowitz did not have any relationship with the Company prior to the aforementioned change-in-control transaction. On May 15, 2015, Mr. Yankowitz sold 10,000 shares at a purchase price of $0.50 per share ($5,000) to an unaffiliated purchaser.

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of the Company’s common stock, which constituted 17.7% of the outstanding shares of common stock.

Business

The Company was organized under the laws of the State of Delaware, on April 2, 1987, as BK Ventures. The Company was organized to create a corporate vehicle to seek and acquire a business opportunity. In June 2000, the Company reincorporated under the laws of the State of Nevada. On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc. The Company is engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Henrik Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company. While PacificWave does not have a formal contract with the Company, it is expected to continue to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates. PacificWave has indicated that it intends to use the Company as a platform for the acquisition of an operating company, and that it was currently in the process of evaluating potential acquisition target companies in the global environmental remediation and other market sectors. It is anticipated that any such acquisition, when consummated, would involve one or more of the following: (1) the issuance of additional common stock or other equity securities of the Company to the owners of the acquired company, resulting in a change of control; (2) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company; (3) a change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (4) a material change in the present capitalization or dividend policy of the Company; (5) a material change in the present capitalization or dividend policy of the Company; (6) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the Company by any person; or (7) actions similar to any of those enumerated above.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As of June 30, 2015, the Company had working capital of $167,773, primarily as a result of the May 12, 2015 transactions as described herein, and an accumulated deficit of $2,495,266. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. Summary of Significant Accounting Policies

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

As of December 31, 2014, the Company had federal tax net operating loss carryforwards of approximately $154,000. The federal tax loss carryforwards will begin to expire in 2020, if not previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

As of December 31, 2014, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is currently delinquent with respect to certain of its U.S. federal income tax filings.

Stock-Based Compensation

The Company has in the past issued grants of common stock, which are measured at the grant date fair value and charged to operations over the vesting period (if any).

The Company may in the future issue stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the grant date.

The Company will account for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements on a straight-line basis over the vesting period of the awards.

The Company will account for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to outside consultants will be revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they will be valued on each vesting date and an adjustment will be recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock options granted will be estimated using the Black-Scholes option-pricing model.

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (such as common shares issuable pursuant to convertible debt, options and/or warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share are the same for all periods presented, as there were no convertible debt, options or warrants outstanding during any of the periods presented.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain comparative figures in 2014 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does currently have any operating revenues, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2015-05 addresses the lack of explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement, including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. As a result, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangement entered into or materially modified after the effective date, or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Rescinded Acquisition of Mining Assets

On September 3, 2013, the Company and Avidity Holdings LLC, a Utah limited liability company ("Avidity"), entered into an assignment to acquire six unpatented mining claims in Nye County, Nevada, in consideration of the Company’s issuance of 136,208.04 shares of common stock valued at $36,004 ($0.26434 per share). In October 2014, the Company entered into a Rescission of Assignment with Avidity, whereby the mining claims were returned to Avidity in exchange for the return of the shares of the Company’s common stock.

On September 6, 2013, the Company and its majority shareholder, Elwood Shepard, entered into an Asset Purchase Agreement with Shannon Anderson and Herbert Christopherson (the “Sellers”), pursuant to which the Company purchased two parcels of real property located in Mineral County, Montana, and several items of mining machinery and equipment from the Sellers in consideration of 1,092,000 shares of common stock valued at $285,480 ($0.26143 per share), and assumed debt of $109,443. On May 22, 2014, a Mutual Rescission Agreement was entered into between the parties, whereby the real property, mining machinery and equipment were returned to the Sellers in exchange for 951,000 of the 1,092,000 shares of the Company’s common stock. The 1,092,000 shares of common stock had not been issued through May 22, 2014. The remaining 141,000 shares of common stock, valued at $7,050 ($0.05 per share), were retained by the Sellers as liquidated damages, and were issued on December 31, 2014. In conjunction with this matter, the parties entered into a settlement agreement and mutual release.

On September 9, 2013, the Company issued 91,791.96 shares of common stock having a fair value of $24,264 ($0.26434 per share) in exchange for consulting services provided by a third party, and 12,000 shares of common stock having a fair value of $3,172 ($0.26434 per share) in exchange for consulting services provided by an officer of the Company. These shares were returned to the Company and cancelled pursuant to the above described rescissions. In conjunction with this matter, the parties entered into settlement agreements and mutual releases.

As all of the above-described stock transactions were subsequently rescinded, they were not recorded on the books of the Company, except for the 141,000 shares of common stock issued to Anderson and Christopherson on December 31, 2014.

5. Stockholders’ Equity

The Company has authorized a total of 750,000,000 shares of common stock, par value $0.001 per share.

On December 31, 2014, the Company’s then sole officer and director purchased 500,000 shares of the Company’s common stock for $25,000.

On May 12, 2015, the Company sold 4,979,524 newly issued shares of its common stock, par value $0.001 per share, to PacificWave at a price of $0.05 per share, representing aggregate proceeds of $248,976.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

See Note 4 for a description of additional common stock transactions.

6. Satisfaction of Amounts Due to Related Parties and Resolution of Contingent Claims

 As of December 31, 2014, the Company was indebted to a significant vendor, who was consequently deemed to be a related party, for funds advanced in the amount of $140,297, including interest accrued at 6% per annum in the amount of $34,388. The advances, including accrued interest, were due and payable upon demand. This obligation, including accrued interest of $35,977 on May 12, 2015, was paid in cash in connection with the change-in-control transaction described at Note 2. In addition, accounts payable in the amount of $8,071 and a contingent liability of the Company in the amount of $46,543 which arose in conjunction with the change-in-control negotiations, were also satisfied by cash payments on May 12, 2015 in connection with the closing of the change-in-control transaction described at Note 2.

An additional contingent liability of $3,976 to the Company's former principal stockholder was also satisfied in connection with the closing of the change-in-control transaction described at Note 2.

The Company settled a contingent claim to a non-related party for legal services rendered in connection with the rescinded mining transactions, which also arose in conjunction with the change-in-control negotiations, by a cash payment of $42,000 on May 12, 2015 in connection with the closing of the change-in-control transaction described at Note 2.

7. Commitments and Contingencies

On May 1, 2015, the Company executed a month-to-month lease for office space beginning May 1, 2015 at a cost of $4,200 per month.

8. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC, noting no additional items requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

B4MC Gold Mines, Inc. (the “Company”) was organized under the laws of the State of Delaware, on April 2, 1987, as BK Ventures. The Company was organized to create a corporate vehicle to seek and acquire a business opportunity. In June 2000, the Company reincorporated under the laws of the State of Nevada. On October 10, 2013, the Company amended its articles of incorporation to change its name to B4MC Gold Mines, Inc. The Company is engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control of the Company. As the Company’s planned principal operations have not yet commenced, the Company activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below.

Change-in-Control Transaction

On May 12, 2015, the Company sold 4,979,524 newly issued shares of its common stock, par value $0.001 per share, to PacificWave Partners Limited, a Gibraltar Company (“PacificWave”), at a price of $0.05 per share, representing aggregate gross proceeds of $248,976. Of this amount, $225,000 was paid to certain creditors and claimants of the Company in exchange for releases of such outstanding claims, and the remaining $23,976 was placed in escrow and was subject to release pending the fulfillment of certain conditions.

Simultaneous with the purchase of the above described shares of common stock, PacificWave purchased from Elwood Shepard, the Company's principal shareholder at the time, 520,476 shares of the Company’s outstanding shares of common stock, representing 75.9% of the outstanding shares prior to the issuance of the newly issued shares. The purchase price of such shares was $26,024, which amount was deposited in escrow and will be disbursed in the same manner and under the same conditions as the amount deposited into escrow from the purchase price of the Company's newly issued common shares.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of the Company’s common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share ($500,000 in aggregate). These funds were the source of the funds used to effectuate the change-in-control transaction. The Company was not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares (constituting 8.2% of the outstanding shares) to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares (constituting 17.1% of the outstanding shares) split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares (constituting 22.3% of the outstanding shares) to nine non-U.S. resident persons and entities for services rendered with respect to the change-in-control transaction. The Company was not a party to any of these transactions.

Effective May 12, 2015, Elwood Shepard, the Company’s sole officer and director at that time, resigned, and Bennett J. Yankowitz was appointed as the Company’s sole director and as its President, Secretary and Treasurer. In conjunction with the aforementioned transactions with PacificWave, on May 12, 2015, Mr. Yankowitz purchased from PacificWave 800,000 shares of common stock for an aggregate purchase price of $40,000 ($0.05 per share), reflecting approximately 14.1% of the outstanding shares of the Company’s common stock at that time. The purchase price was evidenced by a promissory note due May 12, 2019 with interest at 3% per annum and secured by the purchased shares. The Company was not a party to this transaction. Mr. Yankowitz does not have any interest in or contract with Pacific Wave. PacificWave and Mr. Yankowitz did not have any relationship with the Company prior to the aforementioned change-in-control transaction. On May 15, 2015, Mr. Yankowitz sold 10,000 shares at a purchase price of $0.50 per share ($5,000) to an unaffiliated purchaser.

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of the Company’s common stock, which constituted 17.7% of the outstanding shares of common stock.

Henrik Rouf is Managing Director of PacificWave and also serves as Assistant Secretary of the Company. While PacificWave does not have a formal contract with the Company, it is expected to continue to provide consulting and investment banking services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates. PacificWave has indicated that it intends to use the Company as a platform for the acquisition of an operating company, and that it was currently in the process of evaluating potential acquisition target companies in the global environmental remediation and other market sectors. It is anticipated that any such acquisition, when consummated, would involve one or more of the following: (1) the issuance of additional common stock or other equity securities of the Company to the owners of the acquired company, resulting in a change of control; (2) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving the Company; (3) a change in the present board of directors or management of the Company, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (4) a material change in the present capitalization or dividend policy of the Company; (5) a material change in the present capitalization or dividend policy of the Company; (6) changes in the Company's charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of the Company by any person; or (7) actions similar to any of those enumerated above.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As of June 30, 2015, the Company had working capital of $167,773, primarily as a result of the May 12, 2015 transactions as described herein, and an accumulated deficit of $2,495,266. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not currently have any operating revenues, the Company does not expect the adoption of ASU 2014-09 to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-03 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). ASU 2015-05 addresses the lack of explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement, including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. As a result, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangement entered into or materially modified after the effective date, or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Critical Accounting Policies and Estimates

The Company prepared its condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations

The Company has no revenue-generating operations at June 30, 2015.

Three Months Ended June 30, 2015 and 2014

General and Administrative. For the three months ended June 30, 2015, general and administrative expenses were $35,730, which consisted of professional fees of $20,750, filing fees of $5,219, rent of $8,400, and other operating costs of $1,361.

For the three months ended June 30, 2014, the Company incurred $450 of general and administrative expenses.

Interest Expense. For the three months ended June 30, 2015, there was no interest expense. Interest expense for the three months ended June 30, 2014 of $1,589 consisted of interest expense on an advance from a related party, which was paid on May 12, 2015.

Cost to Settle Contingent Claims. For the three months ended June 30, 2015, the Company incurred a loss from settlement of contingent claims of $92,519, which consisted of amounts paid to settle debts to professionals and related parties for which the Company was potentially liable. Such amounts were settled and paid in cash in connection with the change-in-control transaction that occurred on May 12, 2015.

Net Loss. For the three months ended June 30, 2015, the Company incurred a net loss of $128,249, as compared to a net loss of $2,039 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

General and Administrative. For the six months ended June 30, 2015, general and administrative expenses were $36,930, which consisted of professional fees of $20,750, filing fees of $5,969, rent of $8,400, and other operating costs of $1,811.

For the six months ended June 30, 2014, the Company incurred $992 of general and administrative expenses.

Interest Expense. For the six months ended June 30, 2015 interest expense of $1,589 consisted of interest expense on an advance from a related party, which was paid on May 12, 2015. Interest expense for the six months ended June 30, 2014 of $3,178 consisted of interest expense on an advance from a related party, which was paid on May 12, 2015.

Cost to Settle Contingent Claims. For the six months ended June 30, 2015, the Company incurred a loss from settlement of contingent claims of $92,519, which consisted of amounts paid to settle debts to professionals and related parties for which the Company was potentially liable. Such amounts were settled and paid in cash in connection with the change-in-control transaction that occurred on May 12, 2015.

Net Loss. For the six months ended June 30, 2015, the Company incurred a net loss of $131,038, as compared to a net loss of $4,170 for the six months ended June 30, 2014.

Liquidity and Capital Resources – June 30, 2015

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At June 30, 2015, the Company had working capital of $167,773, as compared to a working capital deficit of $123,963 at December 31, 2014, an increase in working capital of $291,736 for the six months ended June 30, 2015. At June 30, 2015, the Company had cash and funds held in trust by attorneys aggregating $195,502, as compared to $25,000 at December 31, 2013, an increase of $170,502 for the six months ended June 30, 2015. The increase in working capital and cash and funds held in trust by attorneys during the six months ended June 30, 2015 was the result of a private placement of the Company’s common stock and a capital contribution in May 2015 that generated net proceeds of $422,774.

Operating Activities. For the six months ended June 30, 2015, operating activities utilized cash of $146,363 to fund general and administrative expenses and a loss from the settlement of contingent claims. The Company did not have any operating activities during the six months ended June 30, 2014.

Investing Activities. For the six months ended June 30, 2015, investing activities utilized cash of $38,744 to fund an increase in funds held in trust by attorneys. The Company did not have any investing activities during the six months ended June 30, 2014.

Financing Activities. For the six months ended June 30, 2015, financing activities totaled $316,865, which consisted of the gross proceeds of $248,976 received from the sale of 4,979,524 shares of the Company’s common stock and a capital contribution of $175,000 in May 2015, less the payment of $1,202 for costs incurred relating to such stock sale and capital contribution, and the repayment of related party advances, including accrued interest, in the amount of $105,909. The Company did not have any financing activities during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

At June 30, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company made this determination because the Company did not timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that a change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, as there was a change in the Company’s management in May 2014. New management is focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer (who is the same person), to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending or threatened legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2015, the Company sold 4,979,524 newly issued shares of its common stock, par value $0.001 per share, to PacificWave Partners Limited, a Gibraltar Company, at a price of $0.05 per share, representing aggregate gross proceeds of $248,976.

The shares of common stock were sold in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares of common stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B4MC GOLD MINES, INC.
(Registrant)

Date: August 31, 2015	By:	/s/ BENNETT J. YANKOWITZ
Bennett J. Yankowitz
President and Treasurer
(Principal Executive and Financial /Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1

Stock Purchase Agreement dated as of May 7, 2015 between the Company and PacificWave Partners Limited, a Gibraltar company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2015.

31.1*	Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

 **In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”