Form 10-Q
period 2015-09-30
B4MC GOLD MINES INC
filed 2015-11-06
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  X .   No      .

As of October 31, 2015, the Company had 5,665,485 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

B4MC GOLD MINES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$101,811	$—
Funds held in trust by attorney	—	25,000
Prepaid expenses	9,600	—
Due from related parties	3,479	—
Total current assets	114,890	25,000
Total assets	$114,890	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses, including $1,570 and $3,434 to related parties at September 30, 2015 and December 31, 2014, respectively	$65,951	$8,666
Advances payable to related party, including accrued interest of $34,388 at December 31, 2014	—	140,297
Total current liabilities	65,951	148,963

Commitments and contingencies	—	—

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized – 750,000,000 shares; issued and outstanding – 5,665,485 shares and 685,961 shares at September 30, 2015 and December 31, 2014, respectively	5,665	686
Additional paid-in capital	2,657,374	2,239,579
Accumulated deficit	(2,614,100)	(2,364,228)
Total stockholders’ equity (deficiency)	48,939	(123,963)
Total liabilities and stockholders’ equity (deficiency)	$114,890	$25,000

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative, including $8,759 and $450 to related parties for the three months ended September 30, 2015 and 2014, respectively, and $11,819 and $1,442 to related parties for the nine months ended September 30, 2015 and 2014, respectively	39,781	450	76,711	1,442
Costs of pending transaction	79,053	—	79,053	—
Total operating expenses	118,834	450	155,764	1,442
Loss from operations	(118,834)	(450)	(155,764)	(1,442)
Interest expense to related party	—	(1,589)	(1,589)	(4,767)
Cost to settle contingent claims, including $50,519 to related parties	—	—	(92,519)	—
Net loss	$(118,834)	$(2,039)	$(249,872)	$(6,209)

Net loss per common share – basic and diluted	$(0.02)	$(0.05)	$(0.08)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	5,665,485	44,961	3,276,043	44,961

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

Nine Months Ended September 30, 2015

					Total Stockholders’ Equity (Deficiency)
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2014	685,961	$686	$2,239,579	$(2,364,228)	$(123,963)

Common stock sold in private placement	4,979,524	4,979	243,997	—	248,976
Contribution to capital made in connection with the private placement	—	—	175,000	—	175,000
Costs related to private placement	—	—	(1,202)	—	(1,202)
Net loss	—	—	—	(249,872)	(249,872)
Balance, September 30, 2015	5,665,485	$5,665	$2,657,374	$(2,614,100)	$114,890

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(249,872)	$(6,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(9,600)	—
Due from related parties	(3,479)	—
Increase (decrease) in -
Accounts payable and accrued expenses	57,285	1,442
Accrued interest to related party	(34,388)	4,767
Net cash used in operating activities	(240,054)	—

Cash flows from investing activities:
Decrease in funds held in trust by attorney	25,000	—
Net cash provided by investing activities	25,000	—

Cash flows from financing activities:
Proceeds from private placement	248,976	—
Capital contributed in connection with private placement	175,000	—
Payment of private placement costs	(1,202)	—
Repayment of related party advances	(105,909)	—
Net cash provided by financing activities	316,865	—

Cash:
Net increase	101,811	—
Balance at beginning of period	—	—
Balance at end of period	$101,811	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$35,977	$—
Income taxes	$—	$—

See accompanying notes to condensed financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2015 and 2014

1. Basis of Presentation

The condensed financial statements of B4MC Gold Mines, Inc., a Nevada corporation (the “Company”), at September 30, 2015, and for the three months and nine months ended September 30, 2015 and 2014, are unaudited. In the opinion of management of the Company, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of its operations for the three months and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements at such date.

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

On July 15, 2015, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of its outstanding shares of common stock effective August 21, 2015. All share and per share amounts included in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The authorized shares of the Company’s common stock were not adjusted as a result the reverse stock split.

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

Simultaneous with the purchase of the above described shares of common stock, PacificWave purchased from Elwood Shepard, the Company's principal shareholder at the time, 520,476 shares of the Company’s outstanding shares of common stock, representing 75.9% of the outstanding shares prior to the issuance of the newly issued shares. The purchase price of such shares was $26,024, which amount was deposited into escrow and will be disbursed in the same manner and under the same conditions as the amount deposited into escrow from the purchase price of the Company's newly issued common shares.

In that all conditions were met, all amounts deposited into escrow were disbursed pursuant to the terms of the escrow in July 2015.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of the Company’s common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share ($500,000 in aggregate). These funds were utilized to effectuate the change-in-control transaction. The Company was not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares (constituting 8.2% of the outstanding shares) to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares (constituting 17.1% of the outstanding shares) split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares (constituting 22.3% of the outstanding shares) to nine non-U.S. resident persons and entities.  Effective September 10, 2015, Anarholl Ltd. gifted 126,667 shares to two unaffiliated purchasers in a private transaction, reducing the number of shares beneficially owned by Mr. Oerbekker to 840,000 shares (constituting 14.8% of the outstanding shares).  The Company was not a party to any of these transactions.

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

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As of September 30, 2015, the Company had working capital of $48,939, primarily as a result of the May 12, 2015 transactions as described herein, and an accumulated deficit of $2,614,100. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

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

 Pending Transaction Costs

Due to the inherent uncertainty associated with the successful completion of a potential acquisition transaction, transaction costs, consisting primarily of fees to professionals, are expensed as incurred. Pending transaction costs were $79,053 for the three months and nine months ended September 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company does not currently expect that the adoption of ASU 2014-09 will have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not currently expect that the adoption of ASU 2014-15 will have any impact on the Company’s financial statement presentation or disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not currently expect that the adoption of ASU 2015-01 will have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas:  (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company does not currently expect that the adoption of ASU 2015-02 will have any impact on the Company’s financial statement presentation or disclosures.

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

On September 9, 2013, the Company issued 12,000 shares of common stock having a fair value of $3,172 ($0.26434 per share) in exchange for consulting services to be provided by an officer of the Company. These shares were returned to the Company and cancelled pursuant to the above described rescissions. In conjunction with this matter, the parties entered into settlement agreements and mutual releases.

As all of the above-described stock transactions were subsequently rescinded, they were not recorded on the books of the Company, except for the 141,000 shares of common stock issued to Anderson and Christopherson on December 31, 2014.

On September 9, 2013, the Company issued 91,791.96 shares of common stock having a fair value of $24,264 ($0.26434 per share) in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”).  Previous management of the Company determined that the contracted services were never performed, and demanded the return of such shares from Red Rock. The Company has issued stop-transfer instructions to its transfer agent, and has consistently excluded these shares from the reported total of its outstanding shares. The Company is currently engaged in a dispute regarding such shares with Red Rock and is indemnified with respect to such matter by the former controlling shareholders of the Company.  On November 4 , 2015, the Company filed a civil action in the Third District Court, State of Utah, for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. The Company intends to cancel these shares upon their return.

5. Stockholders’ Equity

The Company has authorized a total of 750,000,000 shares of common stock, par value $0.001 per share.

On May 12, 2015, the Company sold 4,979,524 newly issued shares of its common stock, par value $0.001 per share, to PacificWave at a price of $0.05 per share, representing aggregate proceeds of $248,976.

At the closing of the above described purchase of shares on May 12, 2015, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

On July 15, 2015, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of its outstanding shares of common stock effective August 21, 2015. The authorized shares of the Company’s common stock were not adjusted as a result the reverse stock split.

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

7. Commitments and Contingencies

On May 1, 2015, the Company executed a month-to-month lease for office space beginning May 1, 2015 at a cost of $4,200 per month.  On November 1, 2015, the month-to-month lease was modified by reducing the amount of space leased with a corresponding reduction in rent to $2,100 per month.

Information with respect to a current dispute is provided at Note 4.

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

In that all conditions were met, all amounts deposited into escrow were disbursed pursuant to the terms of the escrow in July 2015.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to the capital of the Company, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of the Company’s common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share ($500,000 in aggregate). These funds were utilized to effectuate the change-in-control transaction. The Company was not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares (constituting 8.2% of the outstanding shares) to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares (constituting 17.1% of the outstanding shares) split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares (constituting 22.3% of the outstanding shares) to nine non-U.S. resident persons and entities. Effective September 10, 2015, Anarholl Ltd. gifted 126,667 shares to two unaffiliated purchasers in a private transaction, reducing the number of shares beneficially owned by Mr. Oerbekker to 840,000 shares (constituting 14.8% of the outstanding shares). The Company was not a party to any of these transactions.

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

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As of September 30, 2015, the Company had working capital of $48,939, primarily as a result of the May 12, 2015 transactions as described herein, and an accumulated deficit of $2,614,100. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional capital and to ultimately acquire or develop a commercially viable business. The Company’s condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, it is expected that ASU 2014-09 will now be effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company does not currently expect that the adoption of ASU 2014-09 will have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not currently expect that the adoption of ASU 2014-15 will have any impact on the Company’s financial statement presentation or disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not currently expect that the adoption of ASU 2015-01 will have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas:  (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company does not currently expect that the adoption of ASU 2015-02 will have any impact on the Company’s financial statement presentation or disclosures.

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

Results of Operations

The Company has no revenue-generating operations at September 30, 2015.

Three Months Ended September 30, 2015 and 2014

General and Administrative. For the three months ended September 30, 2015, general and administrative expenses were $39,781, which consisted of professional fees of $16,703, filing fees of $8,970, rent of $10,740, and other operating costs of $3,368.

For the three months ended September 30, 2014, the Company incurred $450 of general and administrative expenses.

Cost of Pending Transaction. During the three months ended September 30, 2015, the Company incurred professional fees relating to a potential acquisition in the amount of $79,053.

Interest Expense. For the three months ended September 30, 2015, there was no interest expense. Interest expense for the three months ended September 30, 2014 of $1,589 consisted of interest expense on an advance from a related party, which was paid on May 12, 2015.

Net Loss. For the three months ended September 30, 2015, the Company incurred a net loss of $118,834, as compared to a net loss of $2,039 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

General and Administrative. For the nine months ended September 30, 2015, general and administrative expenses were $76,711, which consisted of professional fees of $37,453, filing fees of $14,939, rent of $19,140, and other operating costs of $5,179.

For the nine months ended September 30, 2014, the Company incurred $1,442 of general and administrative expenses.

Cost of Pending Transaction. During the nine months ended September 30, 2015, the Company incurred professional fees relating to a potential acquisition in the amount of $79,053.

Interest Expense. For the nine months ended September 30, 2015, interest expense of $1,589 consisted of interest expense on an advance from a related party, which was paid on May 12, 2015. Interest expense for the nine months ended September 30, 2014 of $4,767 consisted of interest expense on the same related party advance, which was paid on May 12, 2015.

Cost to Settle Contingent Claims. For the nine months ended September 30, 2015, the Company incurred a loss from settlement of contingent claims of $92,519, which consisted of amounts paid to settle debts to professionals and related parties for which the Company was potentially liable. Such amounts were settled and paid in cash in connection with the change-in-control transaction that occurred on May 12, 2015.

Net Loss. For the nine months ended September 30, 2015, the Company incurred a net loss of $249,872, as compared to a net loss of $6,209 for the nine months ended September 30, 2014.

Liquidity and Capital Resources – September 30, 2015

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company did not have any business operations. The Company has experienced recurring operating losses and negative operating cash flows, and has financed its recent working capital requirements through the issuance of equity securities, as well as borrowings from related parties. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2015, the Company had working capital of $48,939, as compared to a working capital deficit of $123,963 at December 31, 2014, an increase in working capital of $172,902 for the nine months ended September 30, 2015. At September 30, 2015, the Company had cash of $101,811, as compared to $0 at December 31, 2014, an increase of $101,811 for the nine months ended September 30, 2015. At September 30, 2015, the Company also had funds held in trust by attorneys of $0, as compared to $25,000 at December 31, 2014, a decrease of $25,000 for the nine months ended September 30, 2015. The increase in working capital and cash for the nine months ended September 30, 2015 was the result of a private placement of the Company’s common stock and a capital contribution in May 2015 that generated net proceeds of $422,774.

Operating Activities. For the nine months ended September 30, 2015, operating activities utilized cash of $240,054 to fund general and administrative expenses, the costs of a pending transaction, and a loss from the settlement of contingent claims. The Company did not have any operating activities during the nine months ended September 30, 2014.

Investing Activities. For the nine months ended September 30, 2015, investing activities generated cash of $25,000 from a decrease in funds held in trust by an attorney. The Company did not have any investing activities during the nine months ended September 30, 2014.

Financing Activities. For the nine months ended September 30, 2015, financing activities totaled $316,865, which consisted of the gross proceeds of $248,976 received from the sale of 4,979,524 shares of the Company’s common stock and a capital contribution of $175,000 in May 2015, less the payment of $1,202 for costs incurred relating to such stock sale, and the repayment of related party advances, including accrued interest, in the amount of $105,909. The Company did not have any financing activities during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

At September 30, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

(b) Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, as there was a change in the Company’s management in May 2015, new management is in the process of developing controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer (who is the same person), to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 9, 2013, the Company issued 91,791.96 shares of common stock having a fair value of $24,264 ($0.26434 per share) in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”).  Previous management of the Company determined that the contracted services were never performed, and demanded the return of such shares from Red Rock. The Company has issued stop-transfer instructions to its transfer agent, and has consistently excluded these shares from the reported total of its outstanding shares. The Company is currently engaged in a dispute regarding such shares with Red Rock and is indemnified with respect to such matter by the former controlling shareholders of the Company.  On November 4, 2015, the Company filed a civil action in the Third District Court, State of Utah, for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. The Company intends to cancel these shares upon their return.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Not applicable.

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

B4MC GOLD MINES, INC.
(Registrant)

Date: November 6, 2015	By:	/s/ BENNETT J. YANKOWITZ
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

10.2*	Sub-Lease Agreement entered into on November 1, 2015 by and between Mostofi & Company, LLP and B4MC Gold Mines, Inc.

31.1*	Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

 **In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”