Form 10-K
period 2015-12-31
B4MC GOLD MINES INC
filed 2018-05-31
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 033-17773-NY
B4MC GOLD MINES, INC.
(Exact name of registrant as specified in its charter)
Nevada	90-1188745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3651 Lindell Road, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (424) 256-8560

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes ☐  No ☒

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Emerging growth company.    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

As of December 31, 2015, there were 5,667,104 shares of the registrant’s $0.001 par value common stock outstanding. As of June 30, 2015, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,646,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

BFMC GOLD MINES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.

Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “B4MC,” we mean B4MC Gold Mines, Inc.

Business Description

We were organized under the laws of the State of Delaware, on April 2, 1987, as BK Ventures, Inc. We were organized to create a corporate vehicle to seek and acquire a business opportunity. In June 2000, we reincorporated under the laws of the State of Nevada. In October 2013, we amended our articles of incorporation to change our name to B4MC Gold Mines, Inc. We are engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below. On July 15, 2015, we filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of the outstanding shares of our common stock effective August 21, 2015. The authorized shares of our common stock were not adjusted as a result the reverse stock split. All shares described below reflect the effect of the one-for-fifty reverse split that was effective on August 21, 2015.

Corporate History

On September 3, 2013, we entered into an assignment agreement with Avidity Holdings LLC, a Utah limited liability company (“Avidity”), to acquire six unpatented mining claims in Nye County, Nevada, in consideration of the issuance of 136,208 shares of our common stock valued at approximately $36,000, or approximately $0.26 per share. In October 2014, we entered into a Rescission of Assignment with Avidity, whereby the mining claims were returned to Avidity in exchange for the return of the shares of our common stock.

On September 6, 2013, along with our majority shareholder, Elwood Shepard, we entered into an Asset Purchase Agreement with Shannon Anderson and Herbert Christopherson (referred to herein as either the “Sellers” or “Rescinding Shareholders”)), pursuant to which we purchased two parcels of real property located in Mineral County, Montana, and several items of mining machinery and equipment from the Sellers in consideration of 1,092,000 shares of our common stock valued at approximately $285,000, or approximately $0.26 per share, and assumed debt of approximately $109,000. On May 22, 2014, a Mutual Rescission Agreement was entered into between the parties, whereby the real property, mining machinery and equipment were returned to the Sellers in exchange for 951,000 of the 1,092,000 shares of our common stock. The 1,092,000 shares of our common stock had not been issued through May 22, 2014. On May 22, 2014, a Mutual Rescission Agreement was entered into whereby the real property, mining rights, equipment and other assets mentioned above were returned in exchange for shares of the Company’s common stock issued to the Rescinding Shareholders The remaining 141,000 shares of common stock, valued at approximately $7,000, or approximately $0.05 per share, were retained by the Sellers as liquidated damages, and were issued on December 31, 2014.

On September 9, 2013, we issued 12,000 shares of common stock having a fair value of approximately $3,000, or approximately $0.26 per share, in exchange for consulting services to be provided by an officer. These shares were returned to us and cancelled pursuant to the above described rescissions. In conjunction with this matter, the parties entered into settlement agreements and mutual releases.

Change-in-Control Transaction

On May 12, 2015, we sold 4,979,593 newly issued shares of our common stock, par value $0.001 per share, to PacificWave Partners Limited, a Gibraltar Company (“PacificWave”), at a price of $0.05 per share, representing aggregate gross proceeds of approximately $249,000. Of this amount, $225,000 was paid to certain creditors and claimants of the Company in exchange for releases of such outstanding claims, and the remaining approximate $24,000 was placed in escrow and was subject to release pending the fulfillment of certain conditions.

Simultaneous with the purchase of the above described shares of our common stock, PacificWave purchased from Elwood Shepard, our then principal shareholder, 520,476 shares of our outstanding shares of common stock, representing 75.9% of the outstanding shares prior to the issuance of the newly issued shares. The purchase price of such shares was approximately $26,000, which amount was deposited in escrow and was disbursed in the same manner and under the same conditions as the amount deposited into escrow from the purchase price of our newly issued common shares.

In that all conditions were met, all amounts deposited into escrow were disbursed pursuant to the terms of the escrow in July 2015.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to our capital, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of our common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share, or $500,000 in the aggregate. These funds were utilized to effectuate the change-in-control transaction. We were not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares, constituting 8.2% of the outstanding shares, to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares, constituting 17.1% of the outstanding shares, split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares, constituting 22.3% of the outstanding shares, to nine non-U.S. resident persons and entities. Effective September 10, 2015, Anarholl Ltd. gifted 126,667 shares to two unaffiliated purchasers in a private transaction, reducing the number of shares beneficially owned by Mr. Oerbekker to 840,000 shares, constituting 14.8% of the outstanding shares. We were not a party to any of these transactions.

Effective May 12, 2015, Elwood Shepard, our then sole officer and director, resigned, and Bennett J. Yankowitz was appointed as our sole director, President, Secretary and Treasurer. In conjunction with the aforementioned transactions with PacificWave, on May 12, 2015, Mr. Yankowitz purchased from PacificWave 800,000 shares of common stock for an aggregate purchase price of $40,000, or $0.05 per share, reflecting approximately 14.1% of our outstanding shares of common stock at that time. We were not a party to this transaction. Mr. Yankowitz did not have any interest in or contract with Pacific Wave. PacificWave and Mr. Yankowitz did not have any relationship with us prior to the aforementioned change-in-control transaction. On May 15, 2015, Mr. Yankowitz sold 10,000 shares at a price of $0.50 per share $5,000 to an unaffiliated purchaser.

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of our common stock, which constituted 17.7% of the outstanding shares of common stock.

Henrik Rouf is Managing Director of PacificWave and also serves as our Assistant Secretary. While PacificWave does not have a formal contract with us, they are expected to continue to provide consulting and investment banking services to us, in particular with respect to raising capital for us and in identifying and evaluating potential acquisition candidates. PacificWave has indicated that it intends to use us as a platform for the acquisition of an operating company, and that it was currently in the process of evaluating potential acquisition target companies in several different industries. We anticipate that any acquisition, if and when consummated, would involve one or more of the following: (i) the issuance of our common stock or other equity securities to the owners of the acquired company, which would result in dilution to existing shareholders and a change of control; (ii) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving us; (iii) a change in our present board of directors or management, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board; (iv) a material change in our present capitalization or dividend policy; (v) changes to our charter, bylaws or instruments corresponding thereto or other actions which may impede the acquisition of control of us by any person; or (vi) actions similar to any of those enumerated above.

Employees

As of December 31, 2015, we had no employees. Mr. Yankowitz has served as our sole officer and director since May 2015 and devotes approximately 10% of his time on an annual basis to managing our matters.

Item 1A.

Risk Factors

Not applicable.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

None.

Item 3.

Legal Proceedings

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On September 9, 2013, we issued 91,792 shares of our common stock (the “Disputed Shares”) having a fair value of approximately $24,000, or $0.26 per share, in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”). Our previous management determined the contracted services were never performed and demanded the return of the Disputed Shares from Red Rock. We issued stop-transfer instructions to our transfer agent and have excluded the Disputed Shares from the reported total of our outstanding shares. On November 4, 2015, we filed a civil action in the Third District Court, State of Utah (the “Court”), for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock and its primary shareholder, who agreed to return to us for cancellation a total of 92,242 shares of our common stock and we agreed to issue 2,000 shares of our common stock plus $2,000 to Red Rock.

Item 4.

Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common has been quoted on the Over-The-Counter-Bulletin Board under the symbol “BFMC”. There is very limited trading in our stock. The stock market, in general, has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTCQB. Quotations from the OTC reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended 2015
	High	Low
4th Quarter	$ 10.00	$ 6.75
3rd Quarter	11.75	5.00
2nd Quarter	11.00	5.00
1st Quarter	8.50	0.25

	Year Ended 2014
	High	Low
4th Quarter	$ 0.05	$ 0.005
3rd Quarter	0.17	0.04
2nd Quarter	0.16	0.10
1st Quarter	0.30	0.01

As of March 31, 2018, we had approximately 949 stockholders of record. The last sale price as reported on the OTC Markets as of May 10, 2018, was $6.25. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any stock option or other equity compensation plans.

Recent Sales of Unregistered Securities

On September 9, 2013, along with Mr. Elwood Shepard, our former sole officer and director, we entered into an Asset Purchase Agreement with several members of a third party (the “Sellers”) for the purchase of real property, mining machinery and equipment (the “Purchased Assets”) in consideration of 1,092,000 shares of common stock valued at approximately $285,000, or approximately $0.26 per share, and the assumption of approximately $109,000 of debt. As of May 22, 2014, none of the 1,092,000 shares of our common stock had been issued and we executed a Mutual Rescission Agreement whereby the Sellers took back the Purchased Assets, including the underlying debt, and agreed to rescind any rights to the issuance of 1,092,000 shares of our common stock that was a part of the original consideration. As liquidated damages and inducement to enter into the Mutual Rescission Agreement, we agreed to issue 141,000 shares of our common stock to the Sellers at a fair value of $0.001 per share. These shares were issued on December 31, 2014.

On December 31, 2014, we sold 500,000 shares of our common stock to Mr. Shepard at $0.05 per share for gross proceeds of $25,000.

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000.

On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock Servicing, Inc. and its primary shareholder (collectively “Red Rock”), whereby Red Rock agreed to return to us for cancellation a total of 92,242 shares and we agreed to issue to them 2,000 shares of our common stock.

The share sale transactions were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the year ended December 31, 2015, we did not purchase any of our equity securities nor did any of our affiliates purchase our equity securities for themselves or on our behalf.

Item 6.

Selected Financial Data

Not applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Annual Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Plan of Operation

We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. We have no particular acquisitions in mind and have not entered into any definitive agreements regarding such an acquisition. The Board of Directors intends to obtain certain assurances of value of a target entity’s assets prior to consummating a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

We do not have now, nor do we anticipate having, capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including, but not limited to, the costs of preparing Current Reports on Form 8-K, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and various agreements and related reports and documents in connection with the consummation of a transaction as contemplated herein.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of $166,000 as of December 31, 2015, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

•

Equity Transactions.  We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

•

Stock-Based Compensation.  We account for stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures.  We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term. Expected forfeitures based on historical forfeitures in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

For the Year Ended December 31, 2015 vs. December 31, 2014

Revenues

We had no revenue generating operations during the years ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were approximately $238,000 as compared with approximately $9,000 for the prior year period, an increase of $229,000. The increase is primarily a result of increased professional costs of approximately $53,000, rent expense of approximately $30,000 and costs of pending merger transaction of approximately $126,000, which merger was not consummated.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2015 were approximately $94,000 as compared with approximately $6,000 for the prior year period, an increase of $88,000. The increase is primarily a result of the settlement of certain claims with two vendors in the approximate amount of $89,000.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $10,000. This represents a decrease of $15,000 as compared to a cash balance of $25,000 as of December 31, 2014.

During the year ended December 31, 2015, we had net cash of approximately $298,000 used in operating activities as compared with net cash of approximately $0 for the prior year period. Our net cash used in operating activities during the year ended December 31, 2015 consisted of our net loss of approximately $332,000, which was offset by an increase in accounts payable of approximately $34,000.

During the year ended December 31, 2015, we had net cash of approximately $283,000 provided by investing activities as compared with net cash of $25,000 provided by investing activities for the prior year period. Our net cash provided by operating activities during the year ended December 31, 2015 primarily consisted of the proceeds of approximately $249,000 from the issuance of our common stock pursuant to a private offering and the contribution of capital of $175,000 in connection with the private offering, which were offset by the repayment of an advance payable to a related party, plus accrued interest, of approximately $140,000. Net cash provided by operating activities during the year ended December 31, 2014 consisted of the proceeds of $25,000 from the issuance of our common stock pursuant to a private offering.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2015, our working capital deficiency was approximately $33,000 and our accumulated deficit was approximately $2,696,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and is investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

Commitments

We do not have any long-term commitments at December 31, 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements

We have evaluated all issued but not yet effective accounting pronouncements and determined that, other than the following, they are either immaterial or not relevant to us.

In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, “Revenue Recognition”. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation. The FASB issued ASU 2014-12 to provide specific guidance on share-based payment awards that provide for achievement of a specific performance target that could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this guidance should be recognized in the financial statements as an adjustment to the opening retained earnings balance at that date. Adoption of this accounting guidance is not expected to have any significant impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in U.S. auditing standards. Specifically, ASU 2014-15: (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016. Adoption of this accounting guidance is not expected to have any significant impact on our financial statements.

In January 2016, the FASB issued “ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments. This ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (iv) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (v) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (vi) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the standard becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The ASU permits early adoption of the own credit provision (referenced above). Additionally, it permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. We are in the process of evaluating the impact of this accounting guidance and do not expect any significant impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. This ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10, Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this ASU do not change the core principle of the guidance in Topic 606. Rather, the amendments in this ASU clarify the following two aspects of Topic 606 identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this ASU are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate certain steps from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this ASU on a prospective basis. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this guidance will have on its financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 21, 2018, B4MC Gold Mines, Inc., at the recommendation of our Board of Directors, terminated Pritchett, Siler & Hardy, P.C. (“Pritchett, Siler & Hardy”) as our independent registered public accounting firm. On February 21, 2018, based on the decision of our board of directors, we approved the engagement of Paritz and Company, P.A. (“Paritz”) to serve as our independent registered public accounting firm.

The report of Pritchett, Siler & Hardy on our financial statements for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles but did contain a paragraph referring to the uncertainty with respect to our ability to continue as a going concern.

During the year ended December 31, 2014, and in the subsequent period through February 21, 2018, there were no disagreements with Pritchett, Siler & Hardy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Pritchett, Siler & Hardy, would have caused Pritchett, Siler & Hardy to make reference to the matter in its report on our financial statements for such period. During the year ended December 31, 2014, and in the subsequent period through February 21, 2018, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.

We provided Pritchett, Siler & Hardy with a copy of the disclosures in the preceding two paragraphs and requested in writing that Pritchett, Siler & Hardy furnish us with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not they agreed with such disclosures. Pritchett, Siler & Hardy provided a letter, dated February 26, 2018 stating its agreement with such statements, which was included as exhibit 16.1 to the Form 8-K filed with the SEC on February 26, 2018.

During the fiscal year ended December 31, 2015 and through the date of the board of directors’ decision, we did not consult Paritz with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.

Controls and Procedures

The certifications of our principal executive officer and principal financial and accounting officer, attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, include in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective due to (i) insufficient segregation of our duties in the finance and accounting functions due to limited personnel, and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9B.

Other Information

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

The following table and text set forth the name of our director and executive officer as of December 31, 2015. The Board of Directors is comprised of only one class. Our director will serve until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. There are no family relationships between or among our director, executive officer or person nominated or charged by us to become a director or executive officer. Our executive officer serves at the discretion of the Board of Directors and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief description of the business experience of our director and executive officer and an indication of directorships held by him in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

Our sole director and executive officer is as follows:

Name	Age	Positions Held with the Registrant
Bennett J. Yankowitz	62	President, Treasurer, Secretary and sole Director

Biographies of Directors and Executive Officers

Bennett J. Yankowitz was appointed as our President, Treasurer, Secretary and sole director on May 1, 2014. Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars. It is possible that once we have consummated the acquisition of an operating company, Mr. Yankowitz may resign some or all of his offices and his directorship in favor of members of the operating company’s management.

Audit Committee

We do not presently have an audit committee, nor do we have a financial expert serving on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and key employees. A copy of our Code of Ethics and Business Conduct will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, B4MC Gold Mines, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31, 2015 and 2014.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted (Shares)	All Other Compensation
Elwood Shepard (1) Former President, Secretary, Treasurer and Director	2015	$ -	$ -	$ -	$ -	$ -	$ -
	2014	$ -	$ -	$ -	$ -	$ -	$ -

Bennett J. Yankowitz (2) President, Secretary, Treasurer and Director	2015	$ -	$ -	$ -	$ -	$ -	$ -
	2014	$ -	$ -	$ -	$ -	$ -	$ -

(1)

In June 2000, our Board of Directors appointed Mr. Elwood Shepard as our Director, President Secretary and Treasurer. On May 12, 2015, Mr. Chandler resigned from his position as our President, Secretary, Treasurer and Director.

(2)	On May 12, 2015, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director.

Option Grants in 2015 and 2014 to Named Executive Officer

There were no grants of stock options to our named executive officers during the years ended December 31, 2015 and 2014.

Option Exercises in 2015 and 2014

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2015 and 2014 we did not have any full-time employees.

Mr. Yankowitz is reimbursed for certain out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2018, certain information regarding beneficial ownership of our common stock by (i) each person or entity who we know to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of March 31, 2018, there were 5,667,104 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of March 31, 2018 pursuant to options, warrants, convertible debt or preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bennett J. Yankowitz 468 North Camden Drive, Suite 350 Beverly Hills, California 90210	790,000	13.9%
All officers and directors as a group (one person)	790,000	13.9%
Erik Hamann Petersen (1) Stenvaenget 16 2640 Hedehusene Denmark	700,000	12.4%
Soren Fridolf (2) Stenvaenget 16 2640 Hedehusene Denmark	300,000	5.3%
Carsten Mark Jensen (3) Rungstedvej 127 1988 2960 Rungsted Denmark	622,777	11.0%
Henrik Rouf (4) Islands Brygge 75B, P1 2300 Copenhagen S Denmark	504,722	8.9%
Henrik Oerbekker (5) 9 rue des Aubepines L-1145 Luxembourg	1,014,167	17.9%

(1) Such shares are held in the name of TAKS ApS, over which Mr. Petersen exercises sole voting and dispositive power.

(2) 200,000 of such shares are held in the name of Soren Fridolf Holding ApS, and 100,000 of such shares are held in the name HØL af 1/1 2004 ApS. Mr. Fridolf exercises sole voting and dispositive power over both such entities.

(3) Such shares are held in the name of Ejendomsselskabet A/S af 24/6, over which Mr. Jensen exercises sole voting and dispositive power.

(4) Includes 200,000 shares held by PacificWave Partners Limited, of which Mr. Rouf is Managing Director and exercises sole voting and dispositive power.

(5) Includes 498,611 shares of common stock held in the name of VIP Finance ApS, 243,334 shares of common stock held in the name of PacificWave Partners Europe sarl, 132,222 shares of common stock held in the name of GWS ApS, 95,000 shares of common stock held in the name of PacificWave Partners UK Ltd., and 45,000 shares of common stock held in the name of Richway Finance Ltd. Mr. Oerbekker exercises sole voting and dispositive power over all such entities.

Information with respect to securities authorized for issuance under equity compensation plans is provided in “ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.”

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2015 and 2014.

On December 31, 2014, we sold 500,000 shares of our common stock to Mr. Shepard at $0.05 per share for gross proceeds of $25,000.

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000. In connection with the purchase of these shares from us, PacificWave also provided a $175,000 cash contribution to our capital which was recorded as additional paid-in capital.

Director Independence

We do not consider Mr. Yankowitz to be an “independent director,” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

Item 14.

Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. (“Pritchett, Siler & Hardy”) acted as our independent registered public accounting firm for the year ended December 31, 2014 and for the interim periods in during the year ended December 31, 2015. Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the year ended December 31, 2015. The following table shows the fees that we incurred for audit and other services provided by Paritz and Pritchett, Siler & Hardy for the years ended December 31, 2015 and 2014, respectively.

	2015	2014
Audit Fees - Paritz	$ 7,000	$ -
Audit Fees - Pritchett, Siler & Hardy	17,000	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 24,000	$ -

Audit Fees. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings.

Audit-related Fees. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

Tax Fees. Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. All other fees represent fees related to other than audit, audit-related, and tax fees.

All audit related services, tax services and other services rendered by Paritz and PLS were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 13.

(2)

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as filed as an exhibit to the Company’s Form S-1 Registration Statement filed September 8, 1987.
3.2	Bylaws, as filed as an exhibit to the Company’s Form S-1 Registration Statement filed September 8, 1987.
3.3*	Certificates of Amendment to Articles of Incorporation through December 31, 2017.
10.1*	Release and Consent Agreement, dated November 13, 2015, between the Company, Red Rock Servicing and Richard Kaye.
23.1*	Consent of Pritchett, Siler & Hardy, P.C., Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Filed herewith.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.)

Salt Lake City, Utah

We have audited the accompanying balance sheet of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.) as of December 31, 2014 and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B4MC Gold Mines, Inc. (formerly known as Heavenly Hot Dogs, Inc.), as of December 31, 2014 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B4MC Gold Mines, Inc.

We have audited the accompanying balance sheet of B4MC Gold Mines, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. B4MC Gold Mines, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B4MC Gold Mines, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any business operations, has recurring losses, negative working capital and may be unable to raise further equity. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

May 31, 2018

B4MC Gold Mines, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$10	$25
Total current assets and total assets	10	25

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$43	$9
Advances payable to related party	-	106
Accrued interest to related party	-	34
Total current liabilities and total liabilities	43	149

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares and 685,961 shares issued; and outstanding as of December 31, 2015 and 2014, respectively	6	1
Additional paid-in capital	2,657	2,239
Accumulated deficit	(2,696)	(2,364)
Total stockholders’ deficit	(33)	(124)
Total liabilities and stockholders’ deficit	$10	$25

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014
Revenues	$ -	$ -

Expenses:
General and administrative	238	9
Total expenses	238	9
Loss from operations	(238)	(9)
Other Income (Expense):
Interest expense	(2)	(6)
Claim settlements	(92)	-
Total other income (expense)	(94)	(6)
Net loss before provision for income taxes	(332)	(15)
Provision for income taxes	-	-
Net loss	$ (332)	$ (15)

Net loss per common share, basic and diluted	$ (0.08)	$ (0.32)

Weighted average common shares outstanding, basic and diluted	3,928,264	46,717

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014
(In thousands except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2013	44,961	$ -	$ 2,206	$ (2,349)	$ (143)
Shares issued pursuant to rescission agreement	141,000	-	7		7
Shares issued to related party in exchange for cash	500,000	1	26		27
Net loss				(15)	(15)
Balance at December 31, 2014	685,961	1	2,239	(2,364)	(124)
Common stock issued in private placement	4,979,593	5	244		249
Contribution to capital made in connection with private placement			175		175
Cancellation of shares	(450)	-	-		-
Common stock issued in connection with settlement	2,000	-	-		-
Costs related to private placement			(1)		(1)
Net loss				(332)	(332)
Balance at December 31, 2015	5,667,104	$ 6	$ 2,657	$ (2,696)	$ (33)

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (332)	$ (15)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued pursuant to rescission	-	7
Changes in assets and liabilities:
Accounts payable and accrued expenses	34	8
Net cash flows used in operating activities	(298)	-
Cash flows from investing activities:
Net cash flows provided by investing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	249	25
Contribution of capital	175	-
Costs of private placement	(1)	-
Repayment of advances from and interest to related parties	(140)	-
Net cash flows provided by financing activities	283	25
Net change in cash	(15)
Cash at beginning of year	25	-
Cash at end of year	$ 10	$ 25

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

1.

Business

Business

We were organized under the laws of the State of Delaware, on April 2, 1987, as BK Ventures. We were organized to create a corporate vehicle to seek and acquire a business opportunity. In June 2000, we reincorporated under the laws of the State of Nevada. In October 2013, we amended our articles of incorporation to change our name to B4MC Gold Mines, Inc. We are engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing, as described below. On July 15, 2015, we filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of the outstanding shares of our common stock effective August 21, 2015. The authorized shares of our common stock were not adjusted as a result the reverse stock split. All shares described below reflect the effect of the one-for-fifty reverse split that was effective on August 21, 2015.

Change-in-Control Transaction

On May 12, 2015, we sold 4,979,593 newly issued shares of our common stock, par value $0.001 per share, to PacificWave Partners Limited, a Gibraltar Company (“PacificWave”), at a price of $0.05 per share, representing aggregate gross proceeds of approximately $249,000. Of this amount, $225,000 was paid to certain creditors and claimants of the Company in exchange for releases of such outstanding claims, and the remaining approximate $24,000 was placed in escrow and was subject to release pending the fulfillment of certain conditions.

Simultaneous with the purchase of the above described shares of our common stock, PacificWave purchased from Elwood Shepard, our then principal shareholder, 520,476 shares of our outstanding shares of common stock, representing 75.9% of the outstanding shares prior to the issuance of the newly issued shares. The purchase price of such shares was approximately $26,000, which amount was deposited in escrow and will be disbursed in the same manner and under the same conditions as the amount deposited into escrow from the purchase price of our newly issued common shares.

In that all conditions were met, all amounts deposited into escrow were disbursed pursuant to the terms of the escrow in July 2015.

At the closing of the purchase of the above described shares, PacificWave contributed $175,000 in cash to our capital, which was recorded as a credit to additional paid-in capital.

At the closing of the transaction on May 12, 2015, PacificWave transferred 1,000,000 of our common shares acquired as described herein to three non-U.S. resident accredited investors at a price of $0.50 per share, or $500,000 in the aggregate. These funds were utilized to effectuate the change-in-control transaction. We were not a party to any of these transactions.

At the closing on May 12, 2015, PacificWave transferred 2,698,334 shares to certain persons and entities providing services in connection with the transaction as follows: (i) 466,667 shares, constituting 8.2% of the outstanding shares, to Allan Kronborg, a citizen of Denmark; (ii) a total of 966,667 shares, constituting 17.1% of the outstanding shares, split among PacificWave Partners Europe sarl, PacificWave Partners UK Europe Ltd., Richway Finance Ltd. and Anarholl Ltd., all of which are entities affiliated with Henrik Oerbekker, a citizen of Denmark; and (iii) a total of 1,265,000 shares, constituting 22.3% of the outstanding shares, to nine non-U.S. resident persons and entities. Effective September 10, 2015, Anarholl Ltd. gifted 126,667 shares to two unaffiliated purchasers in a private transaction, reducing the number of shares beneficially owned by Mr. Oerbekker to 840,000 shares, constituting 14.8% of the outstanding shares. We were not a party to any of these transactions.

Effective May 12, 2015, Elwood Shepard, our then sole officer and director, resigned, and Bennett J. Yankowitz was appointed as our sole director, President, Secretary and Treasurer. In conjunction with the aforementioned transactions with PacificWave, on May 12, 2015, Mr. Yankowitz purchased from PacificWave 800,000 shares of common stock for an aggregate purchase price of $40,000, or $0.05 per share, reflecting approximately 14.1% of our outstanding shares of common stock at that time. We were not a party to this transaction. Mr. Yankowitz did not have any interest in or contract with Pacific Wave. PacificWave and Mr. Yankowitz did not have any relationship with us prior to the aforementioned change-in-control transaction. On May 15, 2015, Mr. Yankowitz sold 10,000 shares at a price of $0.50 per share $5,000 to an unaffiliated purchaser.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of our common stock, which constituted 17.7% of the outstanding shares of common stock.

2.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2015, our working capital deficiency was approximately $33,000 and our accumulated deficit was approximately $2,696,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Management is seeking to identify an operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in a business that generates sustained revenues. We are considering several potential acquisitions and is investigating various candidates to determine whether they would have the potential to add value to us for the benefit of our stockholders.

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among other businesses, finance, brokerage, insurance, transportation, communications, services, natural resources, manufacturing or technology. Because we have limited resources, the scope and number of suitable candidates to merge with is relatively limited. Because we may participate in a business opportunity with a newly formed firm, a firm that is in the development stage, or a firm that is entering a new phase of growth, we may incur further risk due to the inability of the target’s management to have proven its abilities or effectiveness, or the lack of an established market for the target’s products or services, or the inability to reach profitability in the next few years.

Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. As it is expected that the closing of such a transaction will result in a change in control, such transaction is expected to be accounted for as a reverse merger, with the operating company being considered the legal acquiree and accounting acquirer, and we would be considered the legal acquirer and the accounting acquiree. As a result, at and subsequent to closing of any such transaction, the financial statements of the operating company would become our financial statements for all periods presented.

3.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Cash and Cash Equivalents

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalent. At December 31, 2015, we had no cash equivalents.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that we have the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

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

We determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, we perform an analysis of the assets and liabilities at each reporting period end.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, if applicable, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

We periodically issue stock options and warrants to officers, directors and consultants for services rendered. Stock options and warrants vest and expire according to terms established at the grant date.

We account for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in our financial statements on a straight-line basis over the vesting period of the awards.

We account for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options and warrants granted to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In calculating the estimated fair value of our stock options we use the Black-Scholes pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

•

the stock option exercise price;

•

the expected term of the option;

•

the grant price of the our common stock, which is issuable upon exercise of the option;

•

the expected volatility of our common stock;

•

the expected dividends on our common stock; and

•

the risk free interest rate for the expected option term.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock Option Exercise Price and Grant Date Price of Common Stock.  The closing market price of our common stock on the date of grant.

Expected Term.  The expected term of options granted is calculated using our historical option exercise transactions and reflects the period of time that options granted are expected to be outstanding.

Expected Volatility.  The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted.  We determine the expected volatility solely based upon the historical volatility of our common stock over a period commensurate with the option’s expected term.  We do not believe that the future volatility of our common stock over an option’s expected term is likely to differ significantly from the past.

Expected Dividends.  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future.  Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Risk-Free Interest Rate.  The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

We were also required to estimate the level of award forfeitures expected to occur and record compensation expense only for those awards that are ultimately expected to vest.  This requirement applies to all awards that are not yet vested.

As of December 31, 2015 and 2014, there were no stock options granted or outstanding.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is based upon the weighted-average common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2015 and 2014 there were no potentially dilutive shares which would have the effect of being antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

4.

Rescinded Acquisition of Mining Assets

On September 3, 2013, we entered into an assignment agreement (the “Assignment Agreement”) with Avidity Holdings LLC, a Utah limited liability company (“Avidity”), to acquire six unpatented mining claims in Nye County, Nevada, in consideration of the issuance of approximately 136,208 shares of our common stock valued at

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

approximately $36,000, or approximately $0.26 per share. In October 2014, we entered into a Rescission of Assignment with Avidity whereby the mining claims were returned to Avidity in exchange for the return of the shares of our common stock.

On September 6, 2013, along with Elwood Shepard, our then majority shareholder, we entered into an Asset Purchase Agreement with Shannon Anderson and Herbert Christopherson (collectively, the “Sellers”), pursuant to which we purchased from the Sellers two parcels of real property located in Mineral County, Montana, and several items of mining machinery and equipment in consideration of 1,092,000 shares of common stock valued at approximately $285,000, or approximately $0.26 per share, and assumed debt of approximately $109,000. On May 22, 2014, a Mutual Rescission Agreement was entered into between the parties, whereby the real property, mining machinery and equipment were returned to the Sellers in exchange for 951,000 of the 1,092,000 shares of our common stock. The 1,092,000 shares of common stock had not been issued through May 22, 2014. The remaining 141,000 shares of our common stock, valued at approximately $7,000, or approximately $0.05 per share, were retained by the Sellers as liquidated damages, and were issued on December 31, 2014. The parties also entered into a settlement agreement and mutual release in connection with the Mutual Rescission Agreement.

During the year ended December 31, 2014, we also received advances from the Sellers of approximately $106,000. As of December 31, 2015 and 2014, advances payable were $0 and approximately $106,000 and were recorded as advances payable to related party in our balance sheet. These funds were due and payable upon demand and accrue interest at 6% per annum. Additionally, we recorded accrued interest in connection with the advance payable of $0 and approximately $34,000 as of December 31, 2015 and 2014, respectively.

On September 9, 2013, we issued 12,000 shares of common stock having a fair value of approximately $3,000, or approximately $0.26 per share, in exchange for consulting services to be provided by our officer at the time. These shares were returned to us and cancelled pursuant to the above described Mutual Rescission Agreement.

All parties to the Mutual Rescission Agreement also entered into a settlement agreement and mutual release. Given that all of the stock transactions entered into in connection with the Assignment Agreement and Asset Purchase Agreement described above were subsequently rescinded pursuant to the Rescission of Assignment and Mutual Rescission Agreement, the stock transactions were not recorded on our books other than the 141,000 shares of our common stock issued to the Sellers as liquidated damages on December 31, 2014.

On September 9, 2013, we issued 91,792 shares of our common stock (the “Disputed Shares”) having a fair value of approximately $24,000, or $0.26 per share, in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”). Our previous management determined the contracted services were never performed and demanded the return of the Disputed Shares from Red Rock. We issued stop-transfer instructions to our transfer agent and have excluded the Disputed Shares from the reported total of our outstanding shares. On November 4, 2015, we filed a civil action in the Third District Court, State of Utah (the “Court”), for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock and its primary shareholder, who agreed to return to us for cancellation a total of 92,242 shares of our common stock and we agreed to issue 2,000 shares of our common stock plus $2,000 to Red Rock.

5.

Related Party Transactions

On December 31, 2014, we sold 500,000 shares of our common stock to Mr. Shepard at $0.05 per share for gross proceeds of $25,000.

During the year ended December 31, 2014, we also received advances from the Sellers, as defined in Note 4, of approximately $106,000. As of December 31, 2015 and 2014, advances payable were $0 and approximately $106,000 and were recorded as advances payable to related party in our balance sheet. These funds were due and payable upon demand and accrue interest at 6% per annum. Additionally, we recorded accrued interest in connection with the advance payable of $0 and approximately $34,000 as of December 31, 2015 and 2014, respectively.

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000. In connection with the purchase of these shares from us, PacificWave also provided a $175,000 cash contribution to our capital which was recorded as additional paid-in capital.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

6.

Income Taxes

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2015	2014
Expected federal tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Net loss	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of our deferred tax assets as of December 31, 2015 and 2014 consists of the following approximate amounts:

	Years Ended December 31,
	2015	2014
Net operating loss carryforwards	$ 166,000	$ 43,000
Valuation allowance	(166,000)	(43,000)
Net deferred tax assets	$ -	$ -

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of December 31, 2015, we had federal tax net operating loss carryforwards of approximately $489,000. The federal net operating loss carryforwards will expire at various dates through 2035.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

Potential 382 Limitation

Our net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Our ability to utilize our net operating loss (“NOL”) and alternative minimum tax (“AMT”) may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and AMT that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined in Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

change has occurred. If we have experienced an ownership change, utilization of the NOL and AMT would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL and AMT before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

7.

Stockholders’ Equity

Common Stock

We have authorized 750,000,000 shares of our common stock, $0.001 par value. On July 15, 2015, we filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of our outstanding shares of common stock effective August 21, 2015. The authorized shares of our common stock were not adjusted as a result the reverse stock split.

On September 9, 2013, along with Mr. Elwood Shepard, our former sole officer and director, entered into an Asset Purchase Agreement with several members of a third party (the “Sellers”) for the purchase of real property, mining machinery and equipment (the “Purchased Assets”) in consideration of 1,092,000 shares of common stock valued at approximately $285,000, or approximately $0.26 per share, and the assumption of approximately $109,000 of debt. As of May 22, 2014, none of the 1,092,000 shares of our common stock had been issued and we executed a Mutual Rescission Agreement whereby the Sellers took back the Purchased Assets, including the underlying debt, and agreed to rescind any rights to the issuance of 1,092,000 shares of our common stock that was a part of the original consideration. As liquidated damages and inducement to enter into the Mutual Rescission Agreement, we agreed to issue 141,000 shares of our common stock to the Sellers at a fair value of $0.001 per share. These shares were issued on December 31, 2014.

On December 31, 2014, we sold 500,000 shares of our common stock to Mr. Shepard at $0.05 per share for gross proceeds of $25,000.

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000. In connection with the purchase of these shares from us, PacificWave also provided a $175,000 cash contribution to our capital which was recorded as additional paid-in capital.

On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock Servicing, Inc. and its primary shareholder (collectively “Red Rock”), whereby Red Rock agreed to return to us for cancellation a total of 92,242 shares and we agreed to issue to them 2,000 shares of our common stock.

The share sale transactions were completed in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rules 504, 505, 506 and 903 thereunder. The shares will not be registered under the Securities Act or any state securities laws, and unless so registered, may not be reoffered or resold in the United States absent such registration or an applicable exemption therefrom, or in a transaction not subject to the registration requirements of the Securities Act and other applicable securities laws.

8.

Legal Proceedings

Other than as stated herein, we are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

On September 9, 2013, we issued 91,792 shares of our common stock (the “Disputed Shares”) having a fair value of approximately $24,000, or $0.26 per share, in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”). Our previous management determined the contracted services were never performed

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

and demanded the return of the Disputed Shares from Red Rock. We issued stop-transfer instructions to our transfer agent and have excluded the Disputed Shares from the reported total of our outstanding shares. On November 4, 2015, we filed a civil action in the Third District Court, State of Utah (the “Court”), for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock and its primary shareholder, who agreed to return to us for cancellation a total of 92,242 shares of our common stock and we agreed to issue 2,000 shares of our common stock plus $2,000 to Red Rock.

9.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and we did not have any material recognizable subsequent events during this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 2018	B4MC Gold Mines, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President