Form 10-Q
period 2016-03-31
B4MC GOLD MINES INC
filed 2018-06-07
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 033-17773-NY

B4MC GOLD MINES, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1188745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(424) 256-8560
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☐ Accelerated Filer
☐ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of March 31, 2018, there were 5,667,104 shares of the registrant’s Common Stock outstanding.

B4MC GOLD MINES, INC.

B4MC Gold Mines, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ -	$ 10
Total current assets and total assets	-	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 46	$ 43
Advances payable to related party	1	-
Total current liabilities and total liabilities	47	43

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares issued and outstanding as of March 31, 2016 and December 31, 2015	6	6
Additional paid-in capital	2,657	2,657
Accumulated deficit	(2,710)	(2,696)
Total stockholders’ deficit	(47)	(33)
Total liabilities and stockholders’ deficit	$ -	$ 10

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$ -	$ -

Expenses:
General and administrative	14	1
Loss from operations	(14)	(1)
Other Expense:
Interest expense	-	(2)
Total other expense	-	(2)
Net loss before provision for income taxes	(14)	(3)
Provision for income taxes	-	-
Net loss	$ (14)	$ (3)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	5,667,104	685,961

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Cash Flows
(Unaudited - in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (14)	$ (3)
Changes in assets and liabilities:
Accounts payable and accrued expenses	3	1
Net cash flows used in operating activities	(11)	(2)
Cash flows from financing activities:
Proceeds from related party advance	1	-
Increase in accrued interest payable to related parties	-	2
Net cash flows provided by financing activities	1	2
Net change in cash	(10)	-
Cash at beginning of period	10	25
Cash at end of period	$ -	$ 25

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1.

Business

Business

We were organized under the laws of the State of Delaware, on April 2, 1987, as BK Ventures. In June 2000, we reincorporated under the laws of the State of Nevada and pursuant to an amendment to our articles of incorporation in October 2013, we changed our name to B4MC Gold Mines, Inc. We are engaged in efforts to identify an operating company to acquire or merge with through an equity-based exchange transaction that would likely result in a change in control. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing. On July 15, 2015, we filed an amendment to our articles of incorporation with the Secretary of State of the State of Nevada providing for a one-for-fifty reverse split of the outstanding shares of our common stock effective August 21, 2015. The authorized shares of our common stock were not adjusted as a result the reverse stock split. All shares described below reflect the effect of the one-for-fifty reverse split that was effective on August 21, 2015.

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

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended March 31, 2016.

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of March 31, 2016, our working capital deficiency was approximately $47,000 and our accumulated deficit was approximately $2,710,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

4.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

5.

Related Party Transactions

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000. In connection with the purchase of these shares from us, PacificWave also provided a $175,000 cash contribution to our capital which was recorded as additional paid-in capital.

On May 12, 2015, in connection with the change in control transaction, we paid approximately $4,000 to our former principal stockholder.

On May 12, 2015, we sold 4,979,593 shares of our common stock to PacificWave Partners Limited (“PacificWave”) at $0.05 per share for gross cash proceeds of approximately $249,000. In connection with the purchase of these shares from us, PacificWave also provided a $175,000 cash contribution to our capital which was recorded as additional paid-in capital.

During the three months ended March 31, 2016, our chief executive officer, advanced us approximately $1,000 which is recorded as Advances payable as of March 31, 2016.

6.

Income Taxes

We are required to file federal and state income tax returns in the United States. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

7.

Stockholders’ Deficit

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

8.

Legal Proceedings

Other than as stated herein, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On September 9, 2013, we issued 91,792 shares of our common stock (the “Disputed Shares”) having a fair value of approximately $24,000, or $0.26 per share, in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”). Our previous management determined the contracted services were never performed and demanded the return of the Disputed Shares from Red Rock. We issued stop-transfer instructions to our transfer agent and have excluded the Disputed Shares from the reported total of our outstanding shares. On November 4, 2015, we filed a civil action in the Third District Court, State of Utah (the “Court”), for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock and its primary shareholder, who agreed to return to us for cancellation 91,792 shares and 450 shares of our common stock and we agreed to issue 2,000 shares of our common stock plus $2,000 to Red Rock.

9.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the items described below, we did not have any material recognizable subsequent events during this period.

On May 12, 2015, in connection with the change in control transaction, and as settlement of certain contingent liabilities and claims, we paid (i) approximately $46,000 to a significant vendor deemed to be a related party; (ii) approximately $4,000 to our former principal stockholder; and (iii) approximately $42,000 to a non-related party for legal services rendered in connection with a transaction which was rescinded during the year ended December 31, 2014.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking” within the meaning of the federal securities laws. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include those discussed under “Risk Factors,” “Management’s Discussion and Analysis” and “Business.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Plan of Operation

B4MC Gold Mines, Inc., a Nevada corporation, has been engaged in efforts to identify an operating company which we can acquire or into which we can merge through an equity-based exchange transaction that would likely result in a change in control with respect to us. As our planned principal operations have not yet commenced, our activities are subject to significant risks and uncertainties, including the need to obtain additional financing.

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2016, we incurred a net loss of approximately $14,000, had negative cash flows from operations of approximately $11,000 and had a working capital deficit of approximately $47,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended March 31, 2016 vs. March 31, 2015

Revenues

We had no revenue generating operations during the three months ended March 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were approximately $14,000 as compared with approximately $1,000 for the prior year period, an increase of approximately $13,000. The increase is primarily a result of increased professional costs.

Other Expense

Other expense for the three months ended March 31, 2016 was $0 as compared with approximately $2,000 of other expense for the prior year period, a decrease of approximately $2,000. Other expense for the three months ended March 31, 2015 was composed of interest expense.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of approximately $0. This represents a decrease of approximately $10,000 as compared to a cash balance of approximately $10,000 as of December 31, 2015.

During the three months ended March 31, 2016, we had net cash of approximately $11,000 used in operating activities as compared with net cash of $2,000 used in operating activities for the prior year period. Our net cash used in operating activities during the three months ended March 31, 2016 consisted of our net loss of approximately $14,000, which was offset by an increase in accounts payable and accrued expenses of approximately $3,000. Our net cash used in operating activities during the three months ended March 31, 2015 consisted of our net loss of approximately $3,000, which was offset by an increase in accounts payable and accrued expenses of approximately $1,000.

During the three months ended March 31, 2016, we had net cash of approximately $1,000 provided by financing activities as compared with net cash of approximately $2,000 provided by financing activities for the prior year period. Our net cash provided by financing activities during the three months ended March 31, 2016 consisted of an advance received from a related party of approximately $1,000. Our net cash provided by financing activities during the three months ended March 31, 2015 consisted of an increase accrued interest on a payable to a related party of approximately $2,000.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of March 31, 2016, our working capital deficiency was approximately $47,000 and our accumulated deficit was approximately $2,710,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at March 31, 2016.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Other than as stated herein, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On September 9, 2013, we issued 91,792 shares of our common stock (the “Disputed Shares”) having a fair value of approximately $24,000, or $0.26 per share, in exchange for consulting services to be provided by Red Rock Servicing, Inc. (“Red Rock”). Our previous management determined the contracted services were never performed and demanded the return of the Disputed Shares from Red Rock. We issued stop-transfer instructions to our transfer agent and have excluded the Disputed Shares from the reported total of our outstanding shares. On November 4, 2015, we filed a civil action in the Third District Court, State of Utah (the “Court”), for a declaratory judgment that the consulting agreement was not valid and enforceable, for rescission of the agreement and the issuance of the shares, and for damages for fraud and negligent misrepresentation. On November 13, 2015 we entered into a Release and Settlement Agreement with Red Rock and its primary shareholder, who agreed to return to us for cancellation 91,792 shares and 450 shares of our common stock and we agreed to issue 2,000 shares of our common stock plus $2,000 to Red Rock.

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.

Unregistered Sales of Equity Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Filed herewith.
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
Bennett J. Yankowitz President (Principal Executive, Financial and Accounting Officer)
Dated: June 7, 2018