Form 10-Q
period 2016-09-30
B4MC GOLD MINES INC
filed 2018-06-07
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

B4MC GOLD MINES, INC.

B4MC Gold Mines, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$ -	$ 10
Total current assets and total assets	-	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 63	$ 43
Advances payable to related party	6	-
Total current liabilities and total liabilities	69	43

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares issued and outstanding as of September 30, 2016 and December 31, 2015	6	6
Additional paid-in capital	2,657	2,657
Accumulated deficit	(2,732)	(2,696)
Total stockholders’ deficit	(69)	(33)
Total liabilities and stockholders’ deficit	$ -	$ 10

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Operations
(Unaudited – in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$ -	$ -	$ -	$ -

Expenses:
General and administrative	11	119	36	156
Loss from operations	(11)	(119)	(36)	(156)
Other Expense:
Interest expense to related party	-	-	-	(2)
Claim settlements	-	-	-	(92)
Total other expense	-	-	-	(94)
Net loss before provision for income taxes	(11)	(119)	(36)	(250)
Provision for income taxes	-	-	-	-
Net loss	$ (11)	$ (119)	(36)	(250)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.02)	(0.01)	(0.08)

Weighted average common shares outstanding, basic and diluted	5,667,104	5,665,485	5,667,104	3,276,043

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Cash Flows
(Unaudited – in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (36)	$ (250)
Changes in assets and liabilities:
Prepaid expenses	-	(10)
Accounts payable and accrued expenses	20	57
Net cash flows used in operating activities	(16)	(203)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	249
Contribution of capital	-	175
Costs of private placement	-	(1)
Due from related parties	-	(3)
Proceeds received from (repayments made for) related party advances	6	(106)
Payment of accrued interest on related party advance	-	(34)
Net cash flows provided by financing activities	6	280
Net change in cash	(10)	77
Cash at beginning of period	10	25
Cash at end of period	$ -	$ 102

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

(UNAUDITED)

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended September 30, 2016 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended September 30, 2016.

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of September 30, 2016, our working capital deficiency was approximately $69,000 and our accumulated deficit was approximately $2,732,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

SEPTEMBER 30, 2016

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

During the three months ended September 30, 2016, our chief executive officer and our principal stockholder advanced us $0 and $0, respectively, and approximately $4,000 and $2,000, respectively, during the nine months ended September 30, 2016. As of September 30, 2016, we recorded advances payable to related parties of approximately $6,000.

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2016, we incurred a net loss of approximately $36,000, had negative cash flows from operations of approximately $16,000 and had a working capital deficit of approximately $69,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended September 30, 2016 vs. September 30, 2015

Revenues

We had no revenue generating operations during the three months ended September 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were approximately $11,000 as compared with approximately $119,000 for the prior year period, a decrease of approximately $108,000. The decrease is primarily a result of decreased expenditures in connection with evaluation of potential operating companies for potential acquisition or merger transactions.

For the Nine Months Ended September 30, 2016 vs.  30, 2015

Revenues

We had no revenue generating operations during the nine months ended September 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were approximately $36,000 as compared with approximately $120,000 for the prior year period, a decrease of approximately $37,000. The decrease is primarily a result of decreased expenditures in connection with evaluation of potential operating companies for potential acquisition or merger transactions.

Other Expense

Other expense for the nine months ended September 30, 2016 was $0 as compared with approximately $94,000 for the prior year period, a decrease of approximately $94,000. Other expense for the nine months ended September 30, 2015 was primarily composed of amounts settled for contingent claims.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of approximately $0. This represents a decrease of approximately $10,000 as compared to a cash balance of approximately $10,000 as of December 31, 2015.

During the nine months ended September 30, 2016, we had net cash of approximately $16,000 used in operating activities as compared with net cash of $203,000 used in operating activities for the prior year period. Our net cash used in operating activities during the nine months ended September 30, 2016 consisted of our net loss of approximately $36,000, which was offset by an increase in accounts payable and accrued expenses of approximately $20,000. Our net cash used in operating activities during the nine months ended September 30, 2015 consisted of our net loss of approximately $250,000 and increases in prepaid expenses of approximately $10,000 and accounts payable and accrued expenses of approximately $57,000.

During the nine months ended September 30, 2016, we had net cash of approximately $6,000 provided by financing activities as compared with net cash of approximately $280,000 provided by financing activities for the prior year period. Our net cash provided by financing activities during the nine months ended September 30, 2016 consisted of proceeds from advances payable to related parties of approximately $6,000. Our net cash provided by financing activities during the nine months ended September 30, 2015 primarily consisted of the proceeds of approximately $249,000 from the issuance of our common stock pursuant to a private offering and the contribution of capital of $175,000 in connection with the private offering, which were offset by the repayment of advances received from related parties, including interest accrued on advances, of approximately $143,000.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of September 30, 2016, our working capital deficiency was approximately $69,000 and our accumulated deficit was approximately $2,732,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at September 30, 2016.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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