Form 10-K
period 2016-12-31
B4MC GOLD MINES INC
filed 2018-06-07
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

As of May 31, 2018, there were 5,667,104 shares of the registrant’s $0.001 par value common stock outstanding. As of June 30, 2016, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $7,376,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

B4MC GOLD MINES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Employees

As of December 31, 2016, we had no employees. Mr. Yankowitz has served as our sole officer and director since May 2015 and devotes approximately 10% of his time on an annual basis to managing our matters.

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

	Year Ended 2016
	High	Low
4th Quarter	$ 6.00	$ 5.00
3rd Quarter	6.00	4.25
2nd Quarter	6.00	2.50
1st Quarter	6.75	6.75

	Year Ended 2015
	High	Low
4th Quarter	$ 10.00	$ 6.75
3rd Quarter	11.75	5.00
2nd Quarter	11.00	5.00
1st Quarter	8.50	0.25

As of March 31, 2018, we had approximately 949 stockholders of record. The last sale price as reported on the OTC Markets as of June 6, 2018, was $8.00. We have never paid a cash dividend on our common stock and do not anticipate the payment of cash dividends in the foreseeable future.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

During the year ended December 31, 2016, we did not purchase any of our equity securities nor did any of our affiliates purchase our equity securities for themselves or on our behalf.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2016.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of approximately $181,000 as of December 31, 2016, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended December 31, 2016 vs. December 31, 2015

Revenues

We had no revenue generating operations during the years ended December 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were approximately $44,000 as compared with approximately $238,000 for the prior year, a decrease of approximately $194,000. The decrease is primarily a result of decreased professional costs of approximately $53,000, and pending merger transaction costs of approximately $126,000, which merger was not consummated.

Other Expense

Other expense for the year ended December 31, 2016 was $0 as compared with approximately $94,000 of other expense for the prior year, a decrease of approximately $94,000. Other expense for the year ended December 31, 2015 were composed of the settlement of certain claims with two vendors in the approximate amount of $92,000 and interest expense of approximately $2,000.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of approximately $0. This represents a decrease of approximately $10,000 as compared to a cash balance of approximately $10,000 as of December 31, 2015.

During the year ended December 31, 2016, we had net cash of approximately $16,000 used in operating activities as compared with net cash of $298,000 used in operating activities for the prior year. Our net cash used in operating activities during the year ended December 31, 2016 consisted of our net loss of approximately $44,000, which was offset by an increase in accounts payable and accrued expenses of approximately $28,000. Our net cash provided by operating activities during the year ended December 31, 2015 consisted of our net loss of approximately $332,000, which was offset by an increase in accounts payable and accrued expenses of approximately $34,000.

During the year ended December 31, 2016, we had net cash of approximately $6,000 provided by financing activities as compared with net cash of approximately $283,000 provided by financing activities for the prior year. Our net cash provided by financing activities during the year ended December 31, 2016 consisted of proceeds from advances payable to related parties of approximately $6,000. Our net cash provided by financing activities during the year ended December 31, 2015 primarily consisted of the proceeds of approximately $249,000 from the issuance of our common stock pursuant to a private offering and the contribution of capital of $175,000 in connection with the private offering, which were offset by the repayment of advances received from related parties, including interest accrued on advances, of approximately $140,000.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2016, our working capital deficiency was approximately $77,000 and our accumulated deficit was approximately $2,740,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at December 31, 2016.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to (i) insufficient segregation of our duties in the finance and accounting functions due to limited personnel, and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

The following table and text set forth the name of our director and executive officer as of December 31, 2016. The Board of Directors is comprised of only one class. Our director will serve until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. There are no family relationships between or among our director, executive officer or person nominated or charged by us to become a director or executive officer. Our executive officer serves at the discretion of the Board of Directors and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief description of the business experience of our director and executive officer and an indication of directorships held by him in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

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

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31,2016 and 2015.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted (Shares)	All Other Compensation
Bennett J. Yankowitz (1) President, Secretary, Treasurer and Director	2016	$ -	$ -	$ -	$ -	$ -	$ -
	2015	$ -	$ -	$ -	$ -	$ -	$ -

(1)	On May 12, 2015, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director.

Option Grants in 2016 and 2015 to Named Executive Officer

There were no grants of stock options to our named executive officers during the years ended December 31, 2016 and 2015.

Option Exercises in 2016 and 2015

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2016 and 2015 we did not have any full-time employees.

Mr. Yankowitz is reimbursed for certain out-of-pocket expenses.

Any future compensation arrangements will be subject to the approval of the Board of Directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2018, certain information regarding beneficial ownership of our common stock by (i) each person or entity who we know to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, and (iii) all directors and executive officers as a group. As of May 31, 2018, there were 5,667,104 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of May 31, 2018 pursuant to options, warrants, convertible debt or preferred stock or other rights are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. This table is based upon information supplied by our directors, officers and principal stockholders and reports filed with the Securities and Exchange Commission.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2016 and 2015.

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

Item 14.

Principal Accounting Fees and Services

Pritchett, Siler & Hardy, P.C. (“Pritchett, Siler & Hardy”) acted as our independent registered public accounting firm for the interim periods during the year ended December 31, 2015. Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the year ended December 31, 2016, including the interim periods therein, and for the year ended December 31, 2015. The following table shows the fees that we incurred for audit and other services provided by Paritz and Pritchett, Siler & Hardy for the years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees - Paritz	$ 10,000	$ 7,000
Audit Fees - Pritchett, Siler & Hardy	-	17,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 10,000	$ 24,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)

Financial Statements: For a list of financial statements which are filed as part of this Annual Report on Form 10-K, see Page 9.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B4MC Gold Mines, Inc.

We have audited the accompanying balance sheet of B4MC Gold Mines, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. B4MC Gold Mines, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B4MC Gold Mines, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

June 7, 2018

B4MC Gold Mines, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$ -	$ 10
Total current assets and total assets	-	10

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 71	$ 43
Advances payable from related parties	6	-
Total current liabilities and total liabilities	77	43

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares and 5,667,104 shares issued; and outstanding as of December 31, 2016 and 2015, respectively	6	6
Additional paid-in capital	2,657	2,657
Accumulated deficit	(2,740)	(2,696)
Total stockholders’ deficit	(77)	(33)
Total liabilities and stockholders’ deficit	$ -	$ 10

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015
Revenues	$ -	$ -

Expenses:
General and administrative	44	238
Loss from operations	(44)	(238)
Other Expense:
Interest expense	-	(2)
Claim settlements	-	(92)
Total other expense	-	(94)
Net loss before provision for income taxes	(44)	(332)
Provision for income taxes	-	-
Net loss	$ (44)	$ (332)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.08)

Weighted average common shares outstanding, basic and diluted	5,667,104	3,928,264

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015
(In thousands except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2014	685,961	$ 1	$ 2,239	$ (2,364)	$ (124)
Common stock issued in private placement	4,979,593	5	244		249
Contribution to capital made in connection with private placement			175		175
Cancellation of shares	(450)	-	-		-
Common stock issued in connection with settlement	2,000	-	-		-
Costs related to private placement			(1)		(1)
Net loss				(332)	(332)
Balance at December 31, 2015	5,667,104	6	2,657	(2,696)	(33)
Net loss				(44)	(44)
Balance at December 31, 2016	5,667,104	$ 6	$ 2,657	$ (2,740)	$ (77)

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (44)	$ (332)
Changes in assets and liabilities:
Accounts payable and accrued expenses	28	34
Net cash flows used in operating activities	(16)	(298)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	249
Contribution of capital	-	175
Costs of private placement	-	(1)
Proceeds received from (repayments made for) related party advances	6	(106)
Payments of accrued interest on related party advance	-	(34)
Net cash flows provided by financing activities	6	283
Net change in cash	(10)	(15)
Cash at beginning of year	10	25
Cash at end of year	$ -	$ 10

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

DECEMBER 31, 2016

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of our common stock, which constituted 17.7% of the outstanding shares of common stock.

2.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2016, our working capital deficiency was approximately $77,000 and our accumulated deficit was approximately $2,740,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalent. At December 31, 2016, we had no cash equivalents.

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

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

As of December 31, 2016 and 2015, there were no stock options granted or outstanding.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted loss per common share is based upon the weighted-average common shares outstanding during the year plus additional weighted-average common equivalent shares outstanding during the year. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2016 and 2015 there were no potentially dilutive shares which would have the effect of being antidilutive.

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

DECEMBER 31, 2016

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

During the year ended December 31, 2016, our sole director and chief executive officer, and our significant shareholder of our common stock, advanced us approximately $4,000 and $2,000, respectively, which we recorded as Advances from related parties as of December 31, 2016.

6.

Income Taxes

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2016	2015
Expected federal tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Net loss	0.0%	0.0%

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

Significant components of our deferred tax assets as of December 31, 2016 and 2015 consists of the following approximate amounts:

	Years Ended December 31,
	2016	2015
Net operating loss carryforwards	$ 181,000	$ 166,000
Valuation allowance	(181,000)	(166,000)
Net deferred tax assets	$ -	$ -

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of December 31, 2016, we had federal tax net operating loss carryforwards of approximately $533,000. The federal net operating loss carryforwards will expire at various dates through 2036.

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

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

We have not completed a study to assess whether one or more ownership changes have occurred since we became a loss corporation as defined in Section 382 of the Code, but we believe that it is likely that an ownership change has occurred. If we have experienced an ownership change, utilization of the NOL and AMT would be subject to an annual limitation, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL and AMT before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC 740. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any potential limitation will have a material impact on our operating results.

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

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

10.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and we did not have any material recognizable subsequent events during this year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2018	B4MC Gold Mines, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President