Form 10-K/A
period 2016-12-31
B4MC GOLD MINES INC
filed 2018-06-12
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

B4MC GOLD MINES, INC.

FORM 10-K

(AMENDMENT NO. 1)

FOR THE YEAR ENDED DECEMBER 31, 2016

EXPLANATORY PARAGRAPH

B4MC Gold Mines, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on June 7, 2018 (the “Original Filing”), for the sole purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (“Extensible Business Reporting Language”) with detail tagging of the notes to the consolidated financial statements as required by Rule 405 of Regulation S-T. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 15 herein. This Amendment No. 1 continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K/A:

(1)

N/A

(2)

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

Dated: June 11, 2018	B4MC Gold Mines, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 11, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President