Form 10-Q
period 2017-03-31
B4MC GOLD MINES INC
filed 2018-06-12
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of May 31, 2018, there were 5,667,104 shares of the registrant’s Common Stock outstanding.

B4MC GOLD MINES, INC.

B4MC Gold Mines, Inc.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$ 11	$ -
Total current assets and total assets	11	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 76	$ 72
Advances payable to related parties	3	5
Total current liabilities and total liabilities	79	77

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares issued and outstanding as of March 31, 2017 and December 31, 2016	6	6
Additional paid-in capital	2,657	2,657
Accumulated deficit	(2,731)	(2,740)
Total stockholders’ deficit	(68)	(77)
Total liabilities and stockholders’ deficit	$ 11	$ -

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Operations
(Unaudited - in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$ -	$ -

Expenses:
General and administrative	41	14
Loss from operations	(41)	(14)
Other Income:
Transaction commitment fee	50	-
Total other income	50	-
Net income (loss) before provision for income taxes	9	(14)
Provision for income taxes	-	-
Net income (loss)	$ 9	$ (14)

Net income (loss) per common share, basic and diluted	$ 0.00	$ (0.00)

Weighted average common shares outstanding, basic and diluted	5,667,104	5,667,104

The accompanying notes are an integral part of these condensed financial statements.

B4MC Gold Mines, Inc.
Condensed Statements of Cash Flows
(Unaudited - in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$ 9	$ (14)
Changes in assets and liabilities:
Accounts payable and accrued expenses	4	3
Net cash flows provided by (used in) operating activities	13	(11)
Cash flows from financing activities:
Proceeds received from (repayments made for) related party advances	(2)	1
Net cash flows provided by (used in) financing activities	(2)	1
Net change in cash	11	(10)
Cash at beginning of period	-	10
Cash at end of period	$ 11	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

MARCH 31, 2017

(UNAUDITED)

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended March 31, 2017 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this quarterly report on Form 10-Q should be read in conjunction with our audited financial statements included in our annual report on Form 10-K as of and for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”).

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our annual report on Form 10-K as of December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended March 31, 2017.

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2017, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of March 31, 2017, our working capital deficiency was approximately $68,000 and our accumulated deficit was approximately $2,731,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

MARCH 31, 2017

(UNAUDITED)

future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

5.

Related Party Transactions

During the three months ended March 31, 2017 and 2016, our chief executive officer advanced us approximately $0 and $1,000, respectively. Additionally, during the three months ended March 31, 2017, we repaid $2,000 of advances payable to our principal stockholder.

As of March 31, 2017 and December 31, 2016, we recorded advances payable to our chief executive officer and our principal stockholder, in the aggregate, of approximately $3,000 and $5,000, respectively, as advances payable to related parties.

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

B4MC GOLD MINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

8.

Legal Proceedings

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

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017, we net income of approximately $9,000, had positive cash flows from operations of approximately $13,000 and had a working capital deficit of approximately $68,000. Net of the effect of other income from a single transaction commitment fee, we would have reported a net loss of approximately $41,000 and negative cash flows of approximately $37,000. We have financed our recent working capital requirements primarily through the issuance of equity securities. As a result, management believes there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended March 31, 2017 vs. March 31, 2016

Revenues

We had no revenue generating operations during the three months ended March 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were approximately $41,000 as compared with approximately $14,000 for the prior year period, an increase of approximately $27,000. The increase is primarily a result of increased professional costs.

Other Income

Other income for the three months ended March 31, 2017 was $50,000 as compared with $0 for the prior year period, an increase of $50,000. Other income for the three months ended March 31, 2017 was a result of the recording of a transaction commitment fee received on a proposed transaction that was never consummated.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of approximately $11,000. This represents an increase of approximately $11,000 as compared to a cash balance of approximately $0 as of December 31, 2016.

During the three months ended March 31, 2017, we had net cash of approximately $13,000 provided by operating activities as compared with net cash of $11,000 used in operating activities for the prior year period. Our net cash provided by operating activities during the three months ended March 31, 2017 consisted of our net income of approximately $9,000 and increase in accounts payable and accrued expenses of approximately $4,000. Our net cash used in operating activities during the three months ended March 31, 2016 consisted of our net loss of approximately $14,000, which was offset by an increase in accounts payable and accrued expenses of approximately $3,000.

During the three months ended March 31, 2017, we had net cash of approximately $2,000 used in financing activities as compared with net cash of approximately $1,000 provided by financing activities for the prior year period. Our net cash used in financing activities during the three months ended March 31, 2017 consisted of the repayment of advances payable to related parties of approximately $2,000. Our net cash provided by financing activities during the three months ended March 31, 2016 consisted of an increase in advances payable to related parties of approximately $1,000.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2017, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of March 31, 2017, our working capital deficiency was approximately $68,000 and our accumulated deficit was approximately $2,731,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at March 31, 2017.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Dated: June 12, 2018