Form 10-K
period 2017-12-31
B4MC GOLD MINES INC
filed 2018-06-15
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of May 31, 2018, there were 5,667,104 shares of the registrant’s $0.001 par value common stock outstanding. As of June 30, 2017, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $13,276,000 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date.

B4MC GOLD MINES, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Employees

As of December 31, 2017, we had no employees. Mr. Yankowitz has served as our sole officer and director since May 2015 and devotes approximately 10% of his time on an annual basis to managing our matters.

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

	Year Ended 2017
	High	Low
4th Quarter	$ 8.10	$ 8.00
3rd Quarter	8.85	7.65
2nd Quarter	7.65	7.00
1st Quarter	7.00	5.00

	Year Ended 2016
	High	Low
4th Quarter	$ 6.00	$ 5.00
3rd Quarter	6.00	4.25
2nd Quarter	6.00	2.50
1st Quarter	6.75	6.75

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2017.  Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in our financial statements:

•

Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets of approximately $188,000 as of December 31, 2017, due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

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

Results of Operations

For the Year Ended December 31, 2017 vs. December 31, 2016

Revenues

We had no revenue generating operations during the years ended December 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were approximately $71,000 as compared with approximately $44,000 for the prior year, an increase of approximately $27,000. The increase is primarily a result of increased accounting and auditing fees.

Other Income

Other income for the year ended December 31, 2017 was $50,000 as compared with $0 for the prior year, an increase of $50,000. Other income for the year ended December 31, 2017 is composed of a non-refundable commitment fee received in connection with possible transaction which was not consummated.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had no cash.

During the year ended December 31, 2017, we had net cash of approximately $1,000 used in operating activities as compared with net cash of approximately $16,000 used in operating activities for the prior year. Our net cash used in operating activities during the year ended December 31, 2017 consisted of our net loss of approximately $21,000, which was offset by an increase in accounts payable and accrued expenses of approximately $20,000.

During the year ended December 31, 2017, we had net cash of approximately $1,000 provided by financing activities as compared with net cash of approximately $6,000 provided by financing activities for the prior year period. Our net cash provided by financing activities during the year ended December 31, 2017 consisted of advances from related parties of approximately $1,000.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2017, our working capital deficiency was approximately $98,000 and our accumulated deficit was approximately $2,761,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at December 31, 2017.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective due to (i) insufficient segregation of our duties in the finance and accounting functions due to limited personnel, and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

None.

PART III

Item 10.

Director, Executive Officer and Corporate Governance

The following table and text set forth the name of our director and executive officer as of December 31, 2017. The Board of Directors is comprised of only one class. Our director will serve until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, retirement, resignation or removal. There are no family relationships between or among our director, executive officer or person nominated or charged by us to become a director or executive officer. Our executive officer serves at the discretion of the Board of Directors and is appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. The brief description of the business experience of our director and executive officer and an indication of directorships held by him in other companies subject to the reporting requirements under the Federal securities laws are provided herein below.

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

Item 11.

Executive Compensation

The table below summarizes the total compensation paid for services in all capacities to our Named Executive Officers for the years ended December 31, 2017 and 2016.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Shares Underlying Options Granted (Shares)	All Other Compensation
Bennett J. Yankowitz (1) President, Secretary, Treasurer and Director	2017	$ -	$ -	$ -	$ -	$ -	$ 10,000
	2016	$ -	$ -	$ -	$ -	$ -	$ -

(1)

On May 12, 2015, our Board of Directors appointed Mr. Bennett J. Yankowitz as our President, Secretary, Treasurer and Director. In January 2017, Mr. Yankowitz was paid $10,000 in compensation for services rendered.

Option Grants in 2017 and 2016 to Named Executive Officer

There were no grants of stock options to our named executive officers during the years ended December 31, 2017 and 2016.

Option Exercises in 2017 and 2016

None.

Employment Agreements; Compensation

We have not entered into any employment or compensation agreements or arrangements with our officers or directors. During the years ended December 31, 2017 and 2016 we did not have any full-time employees.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

This section describes the material transactions that we have engaged in with persons who were directors, officers or affiliates before and at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock during the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017 and 2016, Mr. Bennett Yankowitz, our chief executive officer, advanced us approximately $7,000 and $4,000, respectively.

During the year ended December 31, 2016, we also received an advance of approximately $2,000 from Mr. Henrik Rouf, a significant stockholder. This advance was repaid during the year ended December 31, 2017 and we had no obligations due to Mr. Rouf as of December 31, 2017.

As of December 31, 2017 and 2016 we recorded advances from related parties of approximately $7,000 and $6,000, respectively.

Director Independence

We do not consider Mr. Yankowitz to be an “independent director,” as such term is defined by the NASDAQ Rules or Rule 10A-3 of the Exchange Act.

Item 14.

Principal Accounting Fees and Services

Paritz & Co. (“Paritz”) acted as our independent registered public accounting firm for the years ended December 31, 2017 and 2016. The following table shows the fees that we incurred for audit and other services provided by Paritz for the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit Fees - Paritz	$ 10,000	$ 10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 10,000	$ 10,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

B4MC Gold Mines, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of B4MC Gold Mines, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have any business operations, has recurring losses, negative working capital and may be unable to raise further equity. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

June 14, 2018

B4MC Gold Mines, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$ -	$ -
Total current assets and total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 91	$ 71
Advances payable from related parties	7	6
Total current liabilities and total liabilities	98	77

Stockholders’ deficit:
Common stock; $0.001 par value; 750,000,000 shares authorized; 5,667,104 shares and 5,667,104 shares issued; and outstanding as of December 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	2,657	2,657
Accumulated deficit	(2,761)	(2,740)
Total stockholders’ deficit	(98)	(77)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016
Revenues	$ -	$ -

Expenses:
General and administrative	71	44
Total expenses	71	44
Loss from operations	(71)	(44)
Other Income:
Transaction fee income	50	-
Total other income	50	-
Net loss before provision for income taxes	(21)	(44)
Provision for income taxes	-	-
Net loss	$ (21)	$ (44)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	5,667,104	5,667,104

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2017 and 2016
(In thousands except per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2015	5,667,104	$ 6	$ 2,657	$ (2,696)	$ (33)
Net loss				(44)	(44)
Balance at December 31, 2016	5,667,104	6	2,657	(2,740)	(77)
Net loss				(21)	(21)
Balance at December 31, 2017	5,667,104	$ 6	$ 2,657	$ (2,761)	$ (98)

The accompanying notes are an integral part of these financial statements.

B4MC Gold Mines, Inc.
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (21)	$ (44)
Changes in assets and liabilities:
Accounts payable and accrued expenses	20	28
Net cash flows used in operating activities	(1)	(16)
Cash flows from financing activities:
Proceeds from related party advances	1	6
Net cash flows provided by financing activities	1	6
Net change in cash	-	(10)
Cash at beginning of year	-	10
Cash at end of year	$ -	$ -

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

At the conclusion of all of these transactions, PacificWave and its Managing Director and sole owner, Henrik Rouf, were the beneficial owners of an aggregate of 1,001,666 shares of our common stock, which constituted 17.7% of the outstanding shares of common stock.

2.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017, we did not have any business operations. We have experienced recurring operating losses and negative operating cash flows, and have financed our recent working capital requirements primarily through the issuance of debt and equity securities, as well as borrowings from related parties. As of December 31, 2017, our working capital deficiency was approximately $98,000 and our accumulated deficit was approximately $2,761,000. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash includes cash on hand, is deposited at one area bank and may exceed federally insured limits at times. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalent. At December 31, 2017, we had no cash equivalents.

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

As of December 31, 2017 and 2016, there were no stock options granted or outstanding.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted loss per common share is based upon the weighted-average common shares outstanding during the year plus additional weighted-average common equivalent shares outstanding during the year. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. In addition, the numerator is adjusted for any changes in income that would result from the assumed conversion of potential shares. At December 31, 2017 and 2016 there were no potentially dilutive shares which would have the effect of being antidilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

4.

Related Party Transactions

During the year ended December 31, 2017 and 2016, Mr. Bennett Yankowitz, our chief executive officer, advanced us approximately $7,000 and $4,000, respectively.

During the year ended December 31, 2016, we also received an advance of approximately $2,000 from Mr.

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

Henrik Rouf, a significant stockholder. This advance was repaid during the year ended December 31, 2017 and we had no obligations due to Mr. Rouf as of December 31, 2017.

As of December 31, 2017 and 2016, we recorded advances from related parties of approximately $7,000 and $6,000, respectively.

5.

Income Taxes

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Years Ended December 31,
	2017	2016
Expected federal tax rate	(34.0%)	(34.0%)
Change in valuation allowance	34.0%	34.0%
Net loss	0.0%	0.0%

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

Significant components of our deferred tax assets as of December 31, 2017 and 2016 consists of the following approximate amounts:

	Years Ended December 31,
	2017	2016
Net operating loss carryforwards	$ 188,000	$ 181,000
Valuation allowance	(188,000)	(181,000)
Net deferred tax assets	$ -	$ -

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of December 31, 2017, we had federal tax net operating loss carryforwards of approximately $554,000. The federal net operating loss carryforwards will expire at various dates through 2037.

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

B4MC GOLD MINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

6.

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

7.

Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

8.

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

Dated: June 15, 2018	B4MC Gold Mines, Inc.
	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2018	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz President