Form 10-Q
period 2018-06-30
B4MC GOLD MINES INC
filed 2018-08-20
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 20, 2018, there were 22,668,416 shares of the registrant’s Common Stock outstanding.

B4MC GOLD MINES, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheet at June 30, 2018 (unaudited) and March 31, 2018	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and period from January 12, 2018 (date of inception) through June 30, 2018 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the period from January 12, 2018 (date of inception) through June 30, 2018 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4	Controls and Procedures	11
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3	Defaults Upon Senior Securities	12
Item 4	Mine Safety Disclosures	12
Item 5	Other Information	12
Item 6	Exhibits	13
	Signatures	14

B4MC Gold Mines, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$ 88,462	$ 300
Total current assets and total assets	$ 88,462	300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$ 36,450	$ 3,500
Advances payable to related parties	305	305
Total current liabilities and total liabilities	36,755	3,805

Stockholders’equity (deficit):
Common stock; $0.001 par value; 750,000,000 shares authorized; 22,668,416 shares and 1,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	22,668	1
Additional paid-in capital	233,299	250,299
Accumulated deficit	(204,260)	(253,805)
Total stockholders’ equity (deficit)	51,707	(3,505)
Total liabilities and stockholders’ equity (deficit)	$ 88,462	$ 300

The accompanying notes are an integral part of these condensed consolidated financial statements.

B4MC Gold Mines, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2018	Period from January 12, 2018 (date of inception) through June 30, 2018
Revenues	$ -	$ -

Expenses:
General and administrative	41,200	45,005
Loss from operations	(41,200)	(45,005)
Other Expense:
Transaction commitment fee	-	(250,000)
Total other expense	-	(250,000)
Net loss before provision for income taxes	(41,200)	(295,005)
Provision for income taxes	-	-
Net loss	$ (41,200)	$ (295,005)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.05)

Weighted average common shares outstanding, basic and diluted	6,233,814	5,968,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

B4MC Gold Mines, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

For the Period from January 12, 2018 (date of inception) through June 30, 2018

Cash flows from operating activities:
Net loss	$ (295,005)
Changes in assets and liabilities:
Accrued expenses	36,450
Net cash flows used in operating activities	(258,555)
Cash flows from financing activities:
Proceeds from issuance of common stock	250,300
Effect of reverse-merger transaction on additional paid-in capital	96,412
Proceeds from related party advances	305
Net cash flows provided by financing activities	347,017
Net change in cash	88,462
Cash at the beginning of period	-
Cash at the end of period	$ 88,462

Supplemental disclosure of cash flow information:
Income taxes paid	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

B4MC GOLD MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

1.

Business

Business

Rocketfuel Blockchain Company, a Nevada corporation (“Rocketfuel” or the “Company”) was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce. These new check-out means based upon blockchain technology are designed to increase speed, security, and ease of use. Using Rocketfuel’s technology, merchants can enable new impulse buying schemes that may be unavailable in present day eCommerce sites.

On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding.

On June 29, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein.

Our corporate headquarters are located in Las Vegas, Nevada.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended June 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our audited financial statements as of March 31, 2018 and for the period from January 12, 2018 (date of inception) through March 31, 2018, which are included in Exhibit 99.1 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments.

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and have not yet commenced commercial operations. Since January 12, 2018 (date of inception) through June 30, 2018, we have reported a net loss of $295,005, working capital of $51,707 and negative cash flows of $258,555 from operating activities; and we have not commenced operations. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. We

B4MC GOLD MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

will require additional financing in order to commence operations and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to commence operations and execute on our business plan.

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

5.

Transaction Commitment Fee

In February 2018, we received a non-refundable commitment fee of $250,000 from a third-party pursuant to a non-binding letter of intent to enter into a proposed merger transaction. The terms of the letter of intent provided for the non-refundable commitment fee to be used for specific payments of accounts payable and costs related to the proposed transaction. The merger transaction was consummated on June 27, 2018.

6.

Related Party Transactions

As of June 30, 2018 and March 31, 2018, we reported $305 and $305, respectively, as an advance payable to related party.

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

Income tax credit for the three months ended June 30, 2018 and for the period from January 12, 2018 (dated of inception) through June 30, 2018 was $0 and $0, respectively. The effective tax rates for the period from January 12, 2018 (dated of inception) through June 30, 2018 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making

B4MC GOLD MINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

8.

Stockholders’ Equity (Deficit)

We have authorized 750,000,000 shares of our common stock, $0.001 par value. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. As of June 30, 2018 and March 31, 218, we had 22,668,416 shares and 1,000 shares of our common stock issued and outstanding.

9.

Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

10.

Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than as described below, we did not have any material recognizable subsequent events during this period.

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Equity Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan.

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we will utilize the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ending September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%.

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

Overview

RocketFuel was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce.  We are currently developing innovative check-out systems based upon blockchain technology and designed to increase speed, security, and ease of use. We believe that users of RocketFuel’s systems will enjoy a seamless check-out experience compared to current online shopping solutions. We believe that with RocketFuel’s technology, online merchants will be able to implement new impulse buying schemes that are unavailable in present day eCommerce sites. During the period from January 12, 2018 (date of inception) and through June 30, 2018, we had no significant operations.

On June 27, 2018, we consummated the Business Combination and related transactions contemplated by the Contribution Agreement. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to the Sellers in exchange for a 100% ownership interest in us, resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding.

On June 29, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2018 and for the period from January 12, 2018 (date of inception) through March 31, 2018, which are included in Exhibit 99.1 of our Current Report on Form 8-K. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

We were incorporated on January 12, 2018. Accordingly there are no prior period operations for comparative purposes.

For the Three Months Ended June 30, 2018

Revenues

We had no revenue generating operations during the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $41,200, which is composed of $40,000 in legal fees and $1,200 in audit fees.

From January 12, 2018 (date of inception) through June 30, 2018

Revenues

We had no revenue generating operations from January 12, 2018 (date of inception) through June 30, 2018.

General and Administrative Expenses

General and administrative expenses for period from January 12, 2018 (date of inception) through June 30, 2018 were $45,005, which was primarily composed of $40,000 in legal fees and $4,700 in audit fees.

Other Expense – Transaction Commitment Fee

Other expense for the period from January 12, 2018 (date of inception) through June 30, 2018 was $250,000 and composed of a non-refundable commitment fee which we paid to a target company pursuant to a non-binding letter of intent to enter into a proposed merger transaction. The terms of the letter of intent provided for the non-refundable commitment fee to be used for specific payments of accounts payable and costs related to the proposed transaction. The merger transaction was consummated on June 27, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $88,462.

During the period from January 12, 2018 (date of inception) through June 30, 2018, we had net cash of $258,555 used in operating activities, which was composed of our net loss of $295,005 and offset by an increase in accrued expenses primarily for rent expenses.

During the period from January 12, 2018 (date of inception) through June 30, 2018, we had net cash of $347,017 provided by financing activities, which was composed of (i) cash proceeds of $250,300 received from the issuance of our common stock, (ii) the adjustment to reflect the effect on additional paid-in capital of the reverse merger transaction, and (iii) $305 in advances from a related party.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and have not yet commenced commercial operations. Since January 12, 2018 (date of inception) through June 30, 2018, we have reported a net loss of $295,005, working capital of $51,707 and negative cash flows of $258,555 from operating activities; and we have not commenced operations. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. We will require additional financing in order to commence operations and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to commence operations and execute on our business plan.

Commitments

We do not have any long-term commitments at June 30, 2018.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A.

Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 2.01 – RISK FACTORS which are included in our Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 29, 2018.

Item 2.

Unregistered Sales of Equity Securities

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Equity Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Bennett Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
2.1

Contribution Agreement, dated June 27, 2018, by and among B4MC Gold Mines, Inc., RocketFuel Blockchain Company, Joseph Page, Gert Funk, PacificWave Partners Limited, PacificWave Partners UK Ltd. and Saxton Capital Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on June 29, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B4MC Gold Mines, Inc.
	By:	/s/ Gert Funk
Gert Funk President (Principal Executive Officer)

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 20, 2018