Form 10-Q
period 2018-09-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2018-11-16
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1188745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(424) 256-8560
(Registrant’s telephone number, including area code)

B4MC Gold Mines, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large Accelerated Filer ☐ Accelerated Filer
☐ Non-accelerated Filer ☒ Smaller reporting company
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 16, 2018, there were 22,688,416 shares of the registrant’s Common Stock outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Balance Sheets
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$ 20,746	$ 300
Total current assets and total assets	$ 20,746	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 22,706	$ 3,500
Advances payable to related parties	-	305
Total current liabilities and total liabilities	22,706	3,805

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	-	-
Common stock; $0.001 par value; 250,000,000 and 750,000,000 shares authorized; and 22,668,416 shares and 1,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	22,668	1
Additional paid-in capital	3,387,507	250,299
Accumulated deficit	(3,412,135)	(253,805)
Total stockholders’ deficit	(1,960)	(3,505)
Total liabilities and stockholders’ deficit	$ 20,746	$ 300

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Revenues	$ -	$ -

Expenses:
General and administrative	3,243,125	3,284,325
Loss from operations	(3,243,125)	(3,284,325)
Other Income:
Forgiveness of debt	35,250	35,250
Total other income	35,250	32,250
Net loss before provision for income taxes	(3,207,875)	(3,249,075)
Provision for income taxes	-	-
Net loss	$ (3,207,875)	$ (3,249,075)

Net loss per common share, basic and diluted	$ (0.14)	$ (0.27)

Weighted average common shares outstanding, basic and diluted	22,668,416	11,855,321

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Statement of Cash Flows
(Unaudited)

Six Months Ended September 30, 2018

Cash flows from operating activities:
Net loss	$ (3,249,075)
Adjustment to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	3,154,208
Changes in assets and liabilities:
Accounts payable and accrued expenses	19,206
Net cash flows used in operating activities	(75,661)
Cash flows from financing activities:
Repayment of related party advances	(305)
Effect of reverse-merger transaction on additional paid-in capital	96,412
Net cash flows provided by financing activities	96,107
Net change in cash	20,446
Cash at the beginning of period	300
Cash at the end of period	$ 20,746

Supplemental disclosure of cash flow information:
Income taxes paid	$ -

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. On September 25, 2018, B4MC changed its name to RocketFuel Blockchain, Inc.

On June 29, 2018, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which fully describes the transaction set forth herein.

Our corporate headquarters are located in Las Vegas, Nevada.

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and six months ended September 30, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2018 and for the period from January 12, 2018 (date of inception) through March 31, 2018, which are included in Exhibit 99.1 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018.

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2018 and for the period from January 12, 2018 (date of inception) through March 31, 2018, which are included in Exhibit 99.1 of the Current Report of B4MC Gold Mines, Inc., our predecessor company, on Form 8-K as filed with the SEC on June 29, 2018.

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the six months ended September 30, 2018, we have reported a net loss of $3,249,075 and negative cash flows of $75,661 from operating activities. As of September 30, 2018, we reported negative working capital of $1,960. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

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

5.

Related Party Transactions

As of September 30, 2018 and March 31, 2018, we reported $0 and $305, respectively, as an advance payable to related party.

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

Income tax credit for the three and six months ended September 30, 2018 was $0 and $0, respectively. The effective tax rates for the six months ended September 30, 2018 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

7.

Stockholders’ Deficit

Prior to August 8, 2018, we had 750,000,000 shares of our $0.001 par value common stock authorized. On August 8, 2018, our Board of Directors voted to amend our articles of incorporation whereby the authorized shares of our common stock were reduced to 250,000,000. Additionally, the Board authorized 50,000,000 shares of $0.001 par value preferred stock. On September 25, 2018, we filed a certificate of amendment to our articles of incorporation to effect such changes. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. As of September 30, 2018 and March 31, 218, we had 22,668,416 shares and 1,000 shares of our common stock issued and outstanding.

8.

Stock-Based Compensation

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Equity Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan.

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we will utilize the Black-Scholes pricing model utilizing the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $8.50, which was based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ending September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $3,154,208 during each of the three and six months ended September 30, 2018.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

On October 1, 2018, we entered into a corporate advisory agreement with a consultant (the “Consultant”), who is a non-related party, to provide business advisory services, including research distribution services. As compensation for these services, the Consultant received 12,500 shares of our common stock having a value of $120,312 based on a fair market value of $9.625 per share as quoted on the OTC Markets on the date of issuance.

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

Overview

RocketFuel was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce.  We are currently developing innovative check-out systems based upon blockchain technology and designed to increase speed, security, and ease of use. We believe that users of RocketFuel’s systems will enjoy a seamless check-out experience compared to current online shopping solutions. We believe that with RocketFuel’s technology, online merchants will be able to implement new impulse buying schemes that are unavailable in present day eCommerce sites. During the period from January 12, 2018 (date of inception) and through September 30, 2018, we commenced research and development of our application and fulfillment monitoring system.

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

Results of Operations

We were incorporated on January 12, 2018. Accordingly, there are no prior period operations for comparative purposes.

For the Three Months Ended September 30, 2018

Revenues

We had no revenue generating operations during the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $3,243,125, which is primarily composed of approximately $60,000 in professional fees, $13,000 in regulatory fees and $3,154,208 of stock-based compensation for stock options granted to Mr. Bennett Yankowitz.

Other Income

Other income for the three months ended September 30, 2018 was $35,250 and represents the forgiveness of debt related to a vendor which was over accrued as of September 30, 2018.

For the Six Months Ended September 30, 2018

Revenues

We had no revenue generating operations during the six months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2018 were $3,284,325, which is primarily composed of approximately $101,000 in professional fees, $13,000 in regulatory fees and $3,154,208 of stock-based compensation for stock options granted to Mr. Bennett Yankowitz.

Other Income

Other income for the six months ended September 30, 2018 was $35,250 and represents the forgiveness of debt related to a vendor which was over accrued as of September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $20,746.

During the six months ended September 30, 2018, we had net cash of $75,661 used in operating activities, which was composed of our net loss of $3,249,075 and offset by (i) the effect of stock-based compensation of $3,154,2018; and (ii) an increase in accounts payable and accrued expenses of $19,206 primarily for legal and accounting fees.

During the six months ended September 30, 2018, we had net cash of $96,107 provided by financing activities, which was composed of (i) the repayment of $305 of related party advances, and (ii) the adjustment of $96,412 to reflect the effect on additional paid-in capital of the reverse merger transaction.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the six months ended September 30, 2018, we have reported a net loss of $3,249,075 and negative cash flows of $75,661 from operating activities. As of September 30, 2018, we reported negative working capital of $1,960. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

Commitments

We do not have any long-term commitments at September 30, 2018.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2.

Unregistered Sales of Equity Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RocketFuel Blockchain, Inc.
	By:	/s/ Gert Funk
Gert Funk President (Principal Executive Officer)

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 16, 2018