Form 10-Q
period 2018-12-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2019-04-12
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 12, 2019, there were 22,688,416 shares of the registrant’s Common Stock outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Balance Sheets
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$ 32,215	$ 300
Total current assets and total assets	$ 32,215	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 34,730	$ 3,500
Advances payable to related parties	-	305
Total current liabilities and total liabilities	34,730	3,805

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	-	-
Common stock; $0.001 par value; 250,000,000 and 750,000,000 shares authorized; and 22,688,416 shares and 1,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	22,688	1
Additional paid-in capital	3,467,487	250,299
Accumulated deficit	(3,492,690)	(253,805)
Total stockholders’ deficit	(2,515)	(3,505)
Total liabilities and stockholders’ deficit	$ 32,215	$ 300

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Revenues	$ -	$ -

Expenses:
General and administrative	80,555	3,364,882
Loss from operations	(80,555)	(3,364,882)
Other Income:
Forgiveness of debt	-	35,250
Total other income		35,250
Net loss before provision for income taxes	(80,555)	(3,329,632)
Provision for income taxes	-	-
Net loss	$ (80,555)	$ (3,329,632)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.15)

Weighted average common shares outstanding, basic and diluted	22,685,847	22,674,205

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.
Condensed Statement of Cash Flows
(Unaudited)

Nine Months Ended December 31, 2018

Cash flows from operating activities:
Net loss	$ (3,329,632)
Adjustment to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	3,204,209
Changes in assets and liabilities:
Accounts payable and accrued expenses	31,230
Net cash flows used in operating activities	(94,193)
Cash flows from financing activities:
Issuance of common stock	30,000
Repayment of related party advances	(305)
Effect of reverse-merger transaction on additional paid-in capital	96,413
Net cash flows provided by financing activities	126,108
Net change in cash	31,915
Cash at the beginning of period	300
Cash at the end of period	$ 32,215

Supplemental disclosure of non-cash flow information:
Common stock issued in consideration for consulting services	$ 50,000
Income taxes paid	$ -

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

2.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three and nine months ended December 31, 2018 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2018 and for the period from January 12, 2018 (date of inception) through March 31, 2018, which are included in Exhibit 99.1 of our Current Report on Form 8-K as filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018.

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

3.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the nine months ended December 31, 2018, we have reported a net loss of $3,329,632 and negative cash flows of $94,193 from operating activities. As of December 31, 2018, we reported negative working capital of $2,515. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

5.

Related Party Transactions

As of December 31, 2018 and March 31, 2018, we reported $0 and $305, respectively, as an advance payable to related party.

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

Income tax credit for the three and nine months ended December 31, 2018 was $0 and $0, respectively. The effective tax rates for the nine months ended December 31, 2018 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

DECEMBER 31, 2018

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

On October 1, 2018, we entered into a corporate advisory agreement with a consultant (the “Consultant”), who is a non-related party, to provide business advisory services, including research distribution services. As compensation for these services, the Consultant received 12,500 shares of our common stock having a value of $50,000 based on a fair market value of $4.00 per share as determined by recent private financings that occurred on October 3, 2018 and November 7, 2018 which are described below.

On October 3, 2018 and November 7, 2018, we issued an aggregate of 7,500 shares of our common stock to one investor at $4.00 per share in consideration of $30,000 in cash.

As of December 31, 2018 and March 31, 218, we had 22,688,416 shares and 1,000 shares of our common stock issued and outstanding.

8.

Stock-Based Compensation

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Stock Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan.

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $8.50, which was based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ended September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $3,154,208 during the nine months ended December 31, 2018.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(UNAUDITED)

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

Overview

RocketFuel was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce.  We are currently developing innovative check-out systems based upon blockchain technology and designed to increase speed, security, and ease of use. We believe that users of RocketFuel’s systems will enjoy a seamless check-out experience compared to current online shopping solutions. We believe that with RocketFuel’s technology, online merchants will be able to implement new impulse buying schemes that are unavailable in present day eCommerce sites. During the period from January 12, 2018 (date of inception) and through December 31, 2018, we commenced research and development of our application and fulfillment monitoring system.

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

For the Three Months Ended December 31, 2018

Revenues

We had no revenue generating operations during the three months ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2018 were $80,555, which is primarily composed of $69,997 in professional and consulting fees.

For the Nine Months Ended December 31, 2018

Revenues

We had no revenue generating operations during the nine months ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2018 were $3,364,882, which is primarily composed of approximately $171,545 in professional and consulting fees, $13,622 in regulatory fees, $13,497 in rent expense, and $3,154,208 of stock-based compensation for stock options granted to our chief financial officer.

Other Income

Other income for the nine months ended December 31, 2018 was $35,250 and represents forgiveness of debt related to a vendor which was over accrued as of December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $32,215.

During the nine months ended December 31, 2018, we had net cash of $94,193 used in operating activities, which was composed of our net loss of $3,329,632 and offset by (i) the effect of stock-based compensation for employee stock option grants of $3,154,208; and (ii) an increase in accounts payable and accrued expenses of $31,230 primarily for legal and accounting fees.

During the nine months ended December 31, 2018, we had net cash of $126,108 provided by financing activities, which was composed of (i) the repayment of $305 of related party advances, (ii) the issuance of 7,500 shares of our common stock to one investor in consideration of $30,000 in cash, and (iii) the adjustment of $96,413 to reflect the effect on additional paid-in capital of the reverse merger transaction.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the nine months ended December 31, 2018, we have reported a net loss of $3,329,632 and negative cash flows of $94,193 from operating activities. As of December 31, 2018, we reported negative working capital of $2,515. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. In addition, during the three months ended December 31, 2018, we issued (i) 12,500 shares of our common stock having a fair market value of $120,312 in consideration for business advisory services, including research distribution services; and (ii) 7,500 shares of our common stock to one investor at $4.00 per share in consideration of $30,000 in cash. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

Commitments

We do not have any long-term commitments at December 31, 2018.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 2.

Unregistered Sales of Equity Securities

On October 1, 2018, we entered into a corporate advisory agreement with a consultant (the “Consultant”), who is a non-related party, to provide business advisory services, including research distribution services. As compensation for these services, the Consultant received 12,500 shares of our common stock having a value of $50,000 based on a fair market value of $4.00 per share determined by recent private financings that occurred on October 3, 2018 and November 7, 2018 which are described below.

On October 3, 2018 and November 7, 2018, we issued an aggregate of 7,500 shares of our common stock to one investor at $4.00 per share in consideration of $30,000 in cash.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to SEC Rules 506 and 903.

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

Dated: April 12, 2019