Form 10-K
period 2019-03-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2019-08-22
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the annual period ended March 31, 2019
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 033-17773-NY
ROCKETFUEL BLOCKCHAIN, INC.
(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	90-1188745 (I.R.S. Employer Identification No.)
3651 Lindell Road, Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)
Issuer’s telephone number (424) 256-8560
Securities registered under Section 12(b) of the Exchange Act:
None Title of each class	None Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes q  No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes q  No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No q

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes xq  No q

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.Yes q  No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

q Large Accelerated Filer	q Accelerated Filer
q Non-accelerated Filer	☒ Smaller reporting company
q Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes q  ☐ x

As of August 21, 2019, 22,688,416 shares of the registrant’s Common Stock were outstanding. As of September 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $54,546,000 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ROCKETFUEL BLOCKCHAIN, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2019

PART I

Item 1.Business

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements in the sections captioned “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Plan of Operations” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of these terms) may identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and the assumptions underlying or relating to any such statement.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•Market acceptance of our products and services;

•Competition from existing products or new products that may emerge;

•The implementation of our business model and strategic plans for our business and our products;

•Estimates of our future revenue, expenses, capital requirements and our need for financing;

•Our financial performance;

•Current and future government regulations;

•Developments relating to our competitors; and

•Other risks and uncertainties, including those listed under the section titled “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law. Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

Our Corporate History

RocketFuel Blockchain Company, a Nevada corporation (“RocketFuel”), was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce. RocketFuel is a development-stage company that is in the process of developing check-out systems based upon blockchain technology and designed to increase speed, security, and ease of use. We believe that users of the RocketFuel systems should enjoy a seamless check-out experience compared to current online shopping solutions. We believe that with RocketFuel’s technology, online merchants will be able to implement new impulse buying schemes that are unavailable in present day eCommerce sites.

On June 27, 2018 (the “Closing Date”), RocketFuel and the Purchaser, hereinafter defined, consummated the transactions contemplated by that certain Contribution Agreement (the “Contribution Agreement”) made and entered into as of June 27, 2018 by and among RocketFuel, the Sellers (as defined below) and B4MC Gold Mines, Inc., a Nevada Corporation (“B4MC” or the “Purchaser”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to B4MC all right, title and interest in and to one hundred percent (100%) of the issued and outstanding common stock of RocketFuel for an aggregate of 17,001,312 shares of common stock, par value $0.001 per share, of B4MC (the “Purchaser Common Stock”), (such transaction, the “Business Combination”). As a result of the Business Combination, RocketFuel became a 100% wholly-owned subsidiary of B4MC.

Prior to the Business Combination, B4MC was a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result of the Business Combination, we have ceased to be a “shell company.” The information contained in this Report constitutes the information necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended (“Securities Act”).

On the Closing Date, B4MC consummated the transactions contemplated by the Contribution Agreement by and among B4MC, RocketFuel, Gert Funk (“Funk”), Joseph Page (“Page”), PacificWave Partners Limited (“PWP”), PacificWave Partners UK Ltd. (“PWPUK”) and Saxton Capital Ltd (“Saxton”).  Funk, Page, PWP, PWPUK and Saxton are collectively referred to herein as the “Sellers”, individually each a “Seller”).

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to B4MC all right, title and interest in and to all of the issued and outstanding shares of common stock of RocketFuel for an aggregate of 17,001,312 shares of Purchaser Common Stock. As a result of the Business Combination, RocketFuel became a 100% wholly-owned subsidiary of B4MC.

The Business Combination was treated as a “reverse acquisition” of RocketFuel for financial accounting purposes. RocketFuel was considered the acquirer for accounting purposes, and the historical financial statements of BFMC before the Business Combination were replaced with the historical financial statements of RocketFuel before the Business Combination in all future filings with the SEC. The Purchaser Common Stock issued to the Sellers in connection with the Business Combination have not been registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration.  In this Report, references to the “Company,” “we” and similar terms are to B4MC following the consummation of the reverse acquisition.

The foregoing description of the Contribution Agreement does not purport to be complete. For further information, please refer to the copy of the Contribution Agreement included as Exhibit 2.1 to the Current Report on Form 8-K which was filed with the SEC on June 29,2018. There are representations and warranties contained in the Contribution Agreement that were made by the parties to each other as of the date of execution. The assertions embodied in these representations and warranties were made solely for purposes of the Contribution Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their terms. Moreover, some representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For these reasons, investors should not rely on the representations and warranties in the Contribution Agreement as statements of factual information.

Our Mission and Business

Our mission is to provide blockchain-based check-out solutions that securely automate and simplify the way online payment and shipping information is received by merchants from their customers. At the same time, our blockchain technology will be designed to enhance customers’ data protection, enabling consumers to pay for goods online without exposing spending credentials such as credit card data with the merchants.

RocketFuel was organized to bring highly efficient check-out systems to eCommerce.  We are currently developing innovative check-out systems that will be based upon blockchain technology and designed to increase speed, security, and ease of use for both customers and merchants.  We are working to develop a user app (Android and iOS) that will enable users to enjoy a seamless check-out experience, allowing them to forget about the clunky cart paradigm of the past.  Further, we will be developing software that allows merchants to easily deploy these systems.  This includes support for special purpose web stores.  It further includes special encoded advertisement schemes having the technology integrated therein.  We also plan to develop a merchant blockchain monitor system that can be deployed to effect fulfillment. We believe that merchants using RocketFuel’s technology will be able to implement new impulse buying schemes that may be unavailable on present day eCommerce sites.

Our blockchain based check-out solution is being designed to include a “single-click” functionality to invoke payment conveyance with integrated consumer shipping address data. A significant benefit of this technology is that the entire shopping cart checkout process will be accomplished via a distributed ledger or “blockchain,” meaning that merchant websites will no longer required to operate complex payment and check-out infrastructures. Rather, merchants will be able to fulfill orders directly from the blockchain, where they can extract their customer shipping information and dispatch products accordingly.

Since there will be no direct exchange of information between the consumer and the merchant, advertisements in which the entire check-out process is embedded may be able to be placed on third party websites and sales may be completely finalized there.   Thus, our technology will enable eCommerce strategies that can include advertisements with a fully integrated check-out process.  We believe that this has never before been accomplished in any eCommerce arrangement.  It is expected that such advertisements will provide significant new sales channels to retailers that are simply not possible with legacy check-out solutions.

The “single-click” RocketFuel check-out solution will be based on a streamlined one- to-three-click check-out process for eCommerce purchases. The system will be designed to operate identically across merchant channels with all participating merchants. eCommerce merchants will be able to encode their check-out protocol to support our technology and the merchants will no longer have to administer complex check-out and payment gateways at their eCommerce websites. At the same time, consumers should be able to experience enhanced data protection opportunities and significantly improved convenience.

Consumers will no longer have to enter credit card information or shipping details every time they want to buy online. Payment and shipping information will be handled automatically on the local app that is invoked via an eCommerce checkout page or simple advertisement. Using the RocketFuel app, credit card data or other spending authority will no longer be shared or transmitted and exposed online.  Rather, payments will be made via 100% secure cryptocurrency conveyance on the blockchain.

eCommerce merchants will be able to find all necessary details for order fulfilment, including item ID, shipping, and payment on the blockchain. Payment will be accomplished automatically and instantly. By using the blockchain, transaction transmissions may include both payment and shipping information from the consumer to the eCommerce merchant. RocketFuel checkout systems may be served anywhere and potentially on any website. Indeed, special versions of these systems will work in the physical world, such as in-store check outs, without need for any eCommerce website.

Using the “single-click” RocketFuel check-out technology and check-out button, consumers will no longer be re-directed to a third party website or any payment processor websites requesting personal data, payment details or shipping information. Along with the payment, an encrypted shipping address will be carried as a data-payload in a standard blockchain transaction. No payment card data will be shared with the eCommerce merchant or any other third party.  Upon clicking a “buy now” button, encoded as an “href” hyperlink, a third-party developed cryptocurrency wallet of the consumer’s choosing will be instantiated.  The hyperlink will encode a “bitcoin” URI to trigger the wallet to process the hyperlink, which will carry a bitcoin public key to encode the product specification and purchase amount.  The wallet will recall from a local registry the shipping address preferred by the consumer.  Together, all of this information will be used to formulate the blockchain transaction.  The wallet will consist of software that is 100% owned and fully controlled by the consumer with no membership requirement whatever.  Possession and custody of all funds will be 100% exclusive to the consumer, and no control of funds will ever be available to any third party, including us.  Each blockchain transaction will be parseable and consumable by merchants.  Merchants will be able to monitor their receiving addresses with software that we will provide.  Upon receipt of transactions, merchants will be able to immediately respond by delivering the correct product to the correct address via conventional shipping services.

With the RocketFuel solution, eCommerce merchants will need no contact or other information exchange with the consumer in order to receive their payment or shipping details. Instead, they will detect orders and payments on prescribed addresses via our blockchain monitor system, which may be integrated into merchants’ fulfillment centers. Upon receipt of payment and shipping information, the consumer’s address may be decrypted and reconstructed as a clear text postal address suitable for human viewers. From there, merchants can coordinate the printing and application of shipping labels to selected goods that are packaged for shipping.

Our Process

As consumers browse Internet marketplaces, such as Amazon.com, and social media websites and apps, such as Facebook, they will come across specially configured advertisements carrying the RocketFuel “single-click” or “buy now” instant purchase feature. In response to just a single one to three clicks, the consumer can complete the entire purchase transaction and expect selected goods to arrive at their home the following days. No credit card or shipping information will need to be inputted.

In planned variations of our check-out solution, one-click on a command button will cause an underlying Hyperlink URI to launch a local RocketFuel app with the “single-click” or “buy-now” feature enabled. User confirmation (an extra click (optional (or a “two-click” transaction)) on the “yes” button) will cause the user’s shipping address to be recalled from a profile register, compressed and encrypted into an abbreviated data-payload, and inserted into a cryptocurrency transaction. The transaction will then be passed into the peer-to-peer network to be included in the publicly available blockchain. In a “three-click” transaction, the user will be required to provide two confirmation clicks. RocketFuel’s app will significantly reduce friction compared to other transaction that may include upwards to 70-clicks.

A significant feature of this system is that the consumer’s browser will not leave the originating website (e.g., Facebook). It will not forward to merchant check-out pages and will not forward to any payment processor webserver. Indeed, there will be no direct communication between the consumer and the merchant. The entire checkout process will take place entirely from within the host website (such as Facebook).

The purchase order will exist entirely as an implicit purchase specification on the blockchain in the form of a common blockchain -based transaction. The payment will be made as a transfer of cryptocurrency value not subject to chargeback. The product being purchased will be specified via association with an address used for the transaction. The shipping address will be set forth in a small (i.e., < 80 bytes) data payload integrated with and carried by the transaction.

We also intend to design a fulfilment monitor system that, together with the merchant’s own fulfilment centers, will monitor the blockchain to detect arrival of payments on prescribed addresses. Each merchant’s address will be associated with a particular product or product configuration, including size/color combinations among others. When these payments arrive and are incorporated into the blockchain (every ten minutes or so), merchants may respond by decrypting customer shipping information and matching the address to the product ordered. Merchants would then enable immediate and highly automated shipping process, including the printing of shipping labels and conveyance to common express couriers.

Industry Background and Trends

Industry Background

A blockchain, also known as a “distributed ledger technology,” is a sequential, ever-growing, time-stamped set of records that are grouped in blocks and maintained by disparate participants.  Each block is interdependent, making alterations of records economically difficult if not outright impossible. A Blockchain includes, but is not limited to, the following features:

•The Blockchain is a decentralized and distributed digital ledger that is used to record and secure transactions across multiple computers.

•The transactions on the Blockchain cannot be changed.

•All transactions on the Blockchain can be verified and audited inexpensively by anyone.

•The blockchain confirms that each unit of value was transferred only once.

•A blockchain database consists of two kinds of records: transactions and blocks. Blocks hold batches of valid transactions that are hashed and encoded.

•Each block includes the hash of the prior block in the blockchain, linking the two.

•The linked blocks form a virtual “chain.”

The blockchain, being a globally distributed ledger running on millions of devices, is capable of recording transfers of anything of value. Transactions in money, equities, bonds, titles, deeds, contracts, and virtually all other kinds of assets can be implemented and stored securely, privately, and from peer to peer, because trust is established, not by powerful intermediaries like banks and governments, but by network consensus, cryptography, collaboration, and sophisticated code. For the first time in human history, two or more parties, be they businesses or individuals who may not even know each other, can forge agreements, make transactions, and build value without relying on intermediaries (such as banks, payment institutions, rating agencies and other third parties) to verify their identities, establish trust, or perform the critical business logic contracting, clearing, settling, and record-keeping tasks that are foundational to all forms of commerce.

Given the promise and risks associated of such a disruptive technology, many firms in all kinds of industries, such as banks, insurers, audit and other professional service firms, are investing in, and implementing, blockchain solutions, often to take advantage of the opportunities to reduce friction (by which it is meant fewer clicks for the user on

RocketFuel’s user interface) and costs. After all, most financial intermediaries themselves rely on a dizzying, complex, and costly array of intermediaries to run their own operations.

In 2015, Santander, a European bank, put the potential savings of blockchain technology at $20 billion a year. Capgemini, a consultancy, estimated in 2015 that consumers could save up to $16 billion in banking and insurance fees each year through blockchain-based applications.

PriceWaterhouse Coopers estimated in 2016 that more than 55% of their Global clients will be blockchain based in 2020. Additionally, a study from Sophia TX in 2016 indicates that more than 10% of the Global GDP will originate from blockchain based solutions by 2025.

Trends

Large multi-national corporations are beginning to invest in blockchain technologies and implementing solutions utilizing the benefits of the blockchain, to be more efficient, reduce costs, reduce errors and double registration, increase speed of trading, reduce frictions and intermediaries, etc. Below are a few examples of such investments.

Microsoft

The $561 Billion US-based technology company has released the Confidential Consortium (Coco) Framework, an Ethereum-based protocol which commercial companies and large-scale organizations will be able to utilize to process information on the Ethereum Blockchain with increased privacy.

Daimler Benz

We believe Daimler Benz’ recent issuance of a €100m bond on a private version of the Ethereum blockchain signals the first step in a much larger plan by Daimler AG to explore the technology. The type of bond, called a Schuld/schein, is what we believe gives the project a truly global scale. Daimler Benz expects the new business on the Blockchain to develop and become larger in value than their entire Mercedes Benz production.

Goldman Sachs

Goldman Sachs is now involved in several Blockchain technology-based companies like Circle and even Digital Asset Holdings. Even though the banking giant has been helping start-ups such as the above-mentioned companies, recent positive press from Goldman Sachs further indicates their acceptance of the technology. We believe blockchain technology is making waves in various industries, including finance.

Bank of America

We believe Bank of America is emerging as one of the most active banks when it comes to filing patents over claimed innovations in blockchain and cryptocurrency. Three new submissions, initially filed with the U.S. Public Patent and Trademark Office early last year, add to a total of 43 blockchain and cryptocurrency-related patent applications filed by the bank since 2014. Of those, nine were submitted in 2016, four were filed in 2015 and 10 as far back as 2014.

IBM

We believe IBM is one of the most dedicated technology companies which has become synonymous with the blockchain. IBM has embarked on a journey to take blockchain into the enterprise and government arena with its permission based blockchain.

Enterprise Ethereum Alliance

The Enterprise Ethereum Alliance, which is composed of thirty large banks and technology giants, which include JP Morgan, Microsoft and Intel, have united to build business-ready versions of the software behind Ethereum. The Enterprise Ethereum Alliance is planning to demonstrate a pilot of the financial technology as it exists today and to show off a “spot trade” on the foreign exchange market for global currencies using an adaptation of Ethereum as the settlement layer.

Japanese Government

Japan is reportedly looking to integrate blockchain into its online systems for accepting government contract bids. According to a Nikkei Asian Review report in June 2017, the Ministry of Internal Affairs and Communications, which oversees the Japanese administrative system and manages local governments, will test a blockchain-based system for processing government tenders in the fiscal year ended March 2018.

Blockchain Technologies for eCommerce Payments and Check-out Solutions

RocketFuel blockchain technologies are intended to solve many of the issues with traditional payment methods. By utilizing blockchain technology, our system will be designed to credit payments faster, with little or no transaction costs, and significantly more secure than current payment systems, while enabling consumers to retain more control over their data.

Traditional online and offline payment methods route transactions through banks, card-schemes and expensive clearing houses before the money is actually credited to the merchant’s account. And the consumers must send and expose sensitive data online, making it vulnerable to hackers and fraudsters. The blockchain has the ability to provide solutions that can remove the need for third parties such as VISA, MasterCard, acquirers/banks and other intermediaries and make the payments faster, cheaper and more frictionless. Blockchain technologies enable at the consumer to control his or her personal, sensitive data without the need to share payment credentials, personal information or other vulnerable data. This will remove the need for expensive and complex third party anti-fraud tools, transaction monitoring software, and the like, eliminating the possibility for consumers to have their data stolen and mis-used, such as recently experienced in the Facebook data scandal.

We believe implementing blockchain technologies in the eCommerce industry will be game changing not only for the payment regimes but also for the way consumers interact with merchants and each other in a peer-to-peer environment, creating multiple benefits and opportunities for both the merchants and the consumers; as described below:

Cheaper Transactions. No intermediaries such as digital wallets and other traditional payment methods, card-schemes and acquirers, are required. Instead, the system is based on self-executing contract instructions with no complexity of transfers and transactions.

Faster Transactions. The merchants will no longer have to wait days for the card-processors and acquirers to settle the transactions. With the blockchain, the transactions, payments and shipping and order details will be encoded in the data-load files encoded in the transactions instant stored and logged on the blockchain.

Transparency. The blockchain can store the entire owner history of a product, no matter where the product goes and how many times it is re-purchased. Thus, the blockchain can help eliminate the fraud and brings transparency to both consumers and merchant.

Creating Decentralized Blockchain-Based eCommerce Marketplaces. Because of the security that both the network and the cryptography provide, blockchain technology provides a secure system through which individuals and businesses can directly interact and transact with each other without the need for an intermediary. The only minor fees that will be paid are for the network behind the blockchain for validating transactions and securing the network. Both buyer and seller pay no fees to a marketplace company, because technically, there is no company. The platforms through which e-commerce will be conducted in such eCommerce marketplaces are blockchain applications. Because blockchains are decentralized, there is no central party, or company, that sets the rules and decides how users will transact with one another. The users, thus individuals and businesses, determine how the platform will develop and function.

Security and Consumer Data Protection. Sending consumer data using the blockchain instead of the traditional methods using third party gateways eliminates the possibility for the hackers and fraudsters to steal and mis-use the consumer’s sensitive data. Also, on the database level, the blockchain provides remarkable attributes. For example, it has previously been impossible to assure a database was not manipulated by criminal actors. As the blockchain regime is currently designed, data stored on a blockchain cannot be changed by any means.  Further, the blockchain is designed such that it is with the highest certainty that only a possessor of a ‘private key’ can cause a transaction to occur. This assures security at a level never before possible in any computing system. With these properties, blockchain now enables improvement in known systems whereby excellent performance never before possible is realized.  In another important example, even the highest sophisticated financial systems have been nevertheless exposed to hacking. Because security of the blockchain itself is believed by most to be near perfect and has been very rigorously tested as such, hacking is probably impossible.  The cryptography used in blockchain systems has to date been impenetrable. Therefore, we believe that the systems built on the blockchain will bring near perfect security that cannot be hacked.

Hacker-Proof. To our knowledge, blockchains have remained 100% immune to hacking since inception. It has now become generally accepted that a blockchain is likely to be among the first computer data constructs that can be considered ‘hack proof’.

Anti-Money Laundering Features. Blockchain technologies can be used in powerful anti-money laundering systems as every transaction is 'laid open' and available to all system users. Transactions on the blockchain cannot be hidden from the public and they are forever recorded in the ledger.

Patents

Our technology is covered by five applications for U.S. patents. Each application was submitted by our former Chief Technical Officer (“CTO”) and director, Joseph Page, who assigned them to RocketFuel in exchange for his RocketFuel shares.

On May 29, 2019, Joseph Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we have discovered certain deficiencies in some of the applications and in their assignments to us, and believe that some or all of the applications may have been abandoned. We are currently attempting to resolve these deficiencies and to assess the status of the applications. If some of the abandoned applications cannot be revived, we may refile them with the U.S. Patent and Trademark Office. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. We are also evaluating whether and to what extent we may have claims against Mr. Page or others under the Contribution Agreement and otherwise.

Competitive Strengths

Our blockchain based check-out technology provides multiple benefits to merchants and consumers, including very high conversion efficiencies.

General Benefits to Merchants and Consumers

•Easier. Just 1 to 3 clicks;

•More Convenient. No re-direct and no typing of redundant information. No longer any need to open new accounts with passwords;

•Consumer Data Protection. No sensitive data shared with any third party. Shipping information in the data-load file;

•Faster. No filling out forms and no need to provide payment details; and

•More Cost-Effective. Bypassing banks and card-schemes.

Benefits to eCommerce Merchants

•Conversion efficiencies which we believe could prove to be exceptional;

•Enhances impulse buying;

•Provides instant receipt of payment thereby mitigating the need for expensive intermediaries such as digital wallets, card-schemes and acquirers;

•Elimination of chargeback expenses;

•Elimination of expensive anti-fraud tools;

•Enables highly-automated fulfillment;

•Eliminates browser re-directs;

•Improved automation of security whereby encrypted payment and shipping information are received without the requirement of manual processes; and

•Seamless processing through simple HTML encoding.

Benefits to Online Consumers

•No sensitive data is shared or sent to third parties thereby providing protection of personal data;

•General Data Protection Regulation of the European Union (“GDPR”) compliant;

•Easier and more consumer-friendly check out experience with only 1 to 3 clicks;

•Convenience of use is enhanced as a result of, but not limited to: (i) no browser re-directs, (ii) no need to type redundant information, and (iii) no requirement to open new accounts with passwords; and

•No requirement to fill out forms with information and payment details thereby facilitating the processing of transactions.

Our Growth Strategy

The first prototype of the RocketFuel blockchain based check-out solution was developed from 2015 through 2017, based on the technology covered by the patent applications that have been assigned to us. See “–Patents.” We intend to continue to develop our technology to obtain proof of concept with several larger US eCommerce merchants, social media and blog-sites. We plan to assemble an experienced management and technical team within payments, intellectual property and legal capabilities that will ensure controlled growth the coming one to two years.

Key benchmarks for our roll -out strategy include:

•Design, build and test a user app that is responsive via URI to HTML encoded hyperlinks;

•Promote technology adoption by general purpose crypto wallet platforms;

•Promote a merchant support software package used for blockchain parsing to effect fulfillment;

•Deploy wide variety of functional demonstration implementations and support those with vigorous marketing plan to expose operational system to both user and merchants; and

•Promote further merchant adoption via deployment team.

We intend to fulfill our cash requirements through additional equity or debt financings. Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain such financing, we may be required to delay, reduce the scope of, eliminate one or more aspects of our operations or business development activities, or cease operations altogether.

Our Customers

Our plan for customer acquisition will outreach to the market-dominating market places to establish commercial proof-of-concept targeting, but not limited to, major eCommerce merchants.

We believe the technology covered by our patent applications and the benefits of our solutions could provide us with a competitive edge over the broader market in the adoption of new strategies and leading technologies.  To our knowledge, the conveyance of product specification, payment and shipping address via a blockchain in a single transaction has never been done before and this provides a strong competitive advantage.

Our Sales and Marketing

We believe our business development team, currently comprised of our officers, Joe Page and Gert Funk, is highly experienced within eCommerce and online market places with connections to several larger eCommerce merchants. Our sales and marketing efforts will focus on a few larger eCommerce merchants rather than many smaller merchants and will be scaled up as funding permits. We believe that a strong proof-of-concept window with our technology functionally displayed in scale will attract merchants to our technology, and we intend to sell the technology on a license fee basis.

Our Revenue Model

We anticipate that our revenues will be derived primarily from license fees from eCommerce merchants and other licensees of our technology. Appreciable revenue generation comes with user adoption. User adoption is a difficult matter to predict in the cryptocurrency community and many have set out with optimism and failed to achieve good user adoption. Merchants will be required to pay a license fee to the company as well as pay fees for added merchant services that we may develop, such as our fulfillment and order processing services.  Cryptocurrency wallet providers may also be asked in the future to pay license fees.

Our Competition

While we are not aware of any companies offering or developing competitive technologies, there are many firms offering or developing shopping cart and checkout-based solutions, including blockchain-based solutions, and there can be no assurance that direct competitors to our solutions will arise. Our technology is designed to be compliant with the new GDPR and other Governmental regulations and initiatives to protect the consumer’s data.

Government Regulation

Our clients are subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. As the blockchain industry is still relatively new and in the midst of significant development, there are also potential federal legislative proposals and various state legislative bodies and foreign governments concerning data protection, tracking, behavioral advertising and consumer protection that could affect our clients.

As of May 25, 2018, the European Union’s General Data Protection Regulation will be enforced for all organizations doing business in Europe. GDPR aims to harmonize European data privacy laws, protect and empower all EU citizens’ data privacy, and set the guidelines on how to embed data privacy controls within participating organizations.

We believe that our blockchain based check-out solution will help our clients to be compliant with the enhanced privacy rules and regulations as our technology will enable the consumers to pay for goods online without exposing spending credentials (credit card data) with the eCommerce merchants.

Employees

As of March 31, 2019, we had no full-time employees.

Item 1A.Risk Factors

Not applicable.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We do not own or lease any properties.

Item 3.Legal Proceedings

We are not a party to any other legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position or results of operations.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was is quoted on the OTC Market under the symbol “BFMC” until July 12, 2018 at which time the symbol was changed to “RKFL”. There is very limited trading of our common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•Our ability to obtain additional financing and the terms thereof;

•Our financial position and results of operations;

•Any litigation against us;

•Possible regulatory requirements on our business;

•The issuance of new debt or equity securities pursuant to a future offering;

•Our ability to obtain additional financing and the terms thereof;

•Changes in interest rates;

•Competitive developments;

•Variations and fluctuations in our operating results;

•Change in financial estimates by securities analysts;

•The depth and liquidity of the market for our common stock;

•Investor perceptions of us; and

•General economic and business conditions.

The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTC Market. Quotations from the OTC Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended 2019
	High	Low
4th Quarter	$8.00	$1.11
3rd Quarter	9.63	4.00
2nd Quarter	9.90	7.99
1st Quarter	9.90	6.25

	Fiscal Year Ended 2018
	High	Low
4th Quarter	$9.00	$8.00
3rd Quarter	8.10	8.00
2nd Quarter	8.85	7.65
1st Quarter	7.60	7.00

As of July 29, 2019, there were approximately 962 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on August 19, 2019, was $5.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2019 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	500,000	(1)	$3.00	1,500,000
	500,000			1,500,000

(1)This total includes shares to be issued upon exercise of outstanding options under the RocketFuel Blockchain, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) that was approved by our stockholders on August 8, 2018. There were no stock options exercised under the 2018 Plan for the fiscal year ended March 31, 2019.

Recent Sales of Unregistered Securities

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

Dividend Policy

Our dividend policy is determined by our Board of Directors and depends upon a number of factors, including our financial condition and performance, its cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and any credit or other contractual arrangements may then impose. We have not paid any cash dividends on the common stock. We do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Item 6.Selected Financial Data

Not Applicable.

Item 7.Management’s Discussion and Analysis or Plan of Operation

Overview

Our company was formed on January 12, 2018 for the purpose of bringing highly efficient check-out systems to eCommerce. We are currently developing innovative check-out systems based upon blockchain technology and designed to increase speed, security, and ease of use. We believe that users of our planned systems could enjoy a seamless check-out experience compared to current online shopping solutions. We believe that with our technology, online merchants will be able to implement new impulse buying schemes that are unavailable in present day eCommerce sites.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 3 to our financial statements. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements.

Results of Operations

We were incorporated on January 12, 2018, accordingly, management does not believe the comparison of the full fiscal year ended March 31, 2019 to the period from January 12, 2018 (date of inception) through March 31, 2018 to be meaningful.

Fiscal Year Ended March 31, 2019 vs. the Period from January 12, 2018 (Date of Inception) through March 31, 2018

Revenues

We had no revenue generation operations during the fiscal year ended March 31, 2019 or the period from January 12, 2018 (date of inception) through March 31, 2018.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2019 were $1,331,947, which is primarily composed of approximately $168,655 in professional fees, $13,622 in regulatory fees, $13,826 in rent expense, and $1,150,350, in the aggregate, of stock-based compensation for stock options granted to our chief financial officer and a consultant for services. General and administrative expenses for the period from January 12, 2018 (date of inception) through March 31, 2018 were $3,805.

Other (Expense)

Other expense for the period from January 12, 2018 (date of inception) through March 31, 2018 was $250,000 and composed of a non-refundable commitment fee of $250,000 from a third-party pursuant to a non-binding letter of intent to enter into a proposed merger transaction. The terms of the letter of intent provided for the non-refundable commitment fee to be used for specific payments of accounts payable and costs related to the proposed transaction. The merger transaction was consummated on June 27, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $19,486, an increase of $19,186 when compared with a cash balance of $300 as of March 31, 2018.

During the fiscal year ended March 31, 2019, we had net cash of $10,509 used in operating activities, which was composed of our net loss of $1,331,947 and offset by (i) the effect of stock-based compensation for employee stock option grants and stock options issued for services in the aggregate amount of $1,150,350; and (ii) an increase in accounts payable and accrued expenses of $171,088 primarily for legal and accounting fees.

During the fiscal year ended March 31, 2019, we had net cash of $29,695 provided by financing activities, which was composed of (i) the repayment of $305 of related party advances, and (ii) the issuance of 7,500 shares of our common stock to one investor in consideration of $30,000 in cash.

There were no options or warrants exercised during the fiscal year ended March 31, 2019 and the period from January 12, 2018 (date of inception) through March 31, 2018.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the fiscal year ended March 31, 2019, we have reported a net loss of $1,331,947 and negative cash flows of $10,509 from operating activities. As of March 31, 2019, we reported negative working capital of $58,688. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution

Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. In addition, during the three months ended December 31, 2018, we issued (i) 12,500 shares of our common stock having a fair market value of $50,000 in consideration for business advisory services, including research distribution services; and (ii) 7,500 shares of our common stock to one investor at $4.00 per share in consideration of $30,000 in cash. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

Page
Report of Paritz & Company, P.A., Independent Registered Public Accounting Firm	F-1
Report of Prager Metis CPAs LLC, Independent Registered Public Accounting Firm	F-2
Balance Sheets at March 31, 2019 and 2018	F-3
Statements of Operations for the fiscal year ended March 31, 2019 and the period from January 12, 2018 (date of inception) through March 31, 2018	F-4
Statements of Stockholders’ Deficit for the fiscal year ended March 31, 2019 and the period from January 12, 2018 (date of inception) through March 31, 2018	F-5
Statements of Cash Flows for the fiscal year ended March 31, 2019 and the period from January 12, 2018 (date of inception) through March 31, 2018	F-6
Notes to Financial Statements	F-7

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 10, 2018, Paritz & Company, P.A.  ("Paritz"), the independent registered public accounting firm of Rocketfuel Blockchain, Inc. (formerly B4MC Goldmines, Inc.), announced its resignation effective on the same date. As a result, the Company's Board of Directors engaged Prager Metis CPAs LLC (“Prager”) to serve as our independent registered public accounting firm effective October 10, 2018.

The reports of Paritz on our financial statements as of and for the fiscal years ended December 31, 2017 and 2016 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that the audit reports on our financial statement for the years ended December 31 ,2017 and 2016 contained an uncertainty about our ability to continue as a going concern.

During our fiscal years ended December 31, 2017 and 2016 and the subsequent interim period from January 1, 2018 through October 10, 2018, and in connection with the audit of our financial statements for such periods, there were no disagreements between us and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference to the subject matter of such disagreements in connection with its audit reports on our financial statements.

During our fiscal years ended December 31, 2017 and 2016 and the subsequent interim period from January 1, 2018 through October 10, 2018, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During our fiscal years December 31, 2017 and 2016 and the subsequent interim period from January 1, 2018 through October 10, 2018, we did not consult with Prager regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.Controls and Procedures

The certificates of our principal executive officer and principal financial and accounting officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission rules that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our board of directors is currently comprised of two directors. Our directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.

Name	Age	Positions Held with the Registrant
Gert Funk	54	Chairman of the Board, Chief Executive Officer
Bennett Yankowitz	64	Director, Chief Financial Officer, Secretary

Biographies of Directors and Executive Officers

Gert Funk.  Gert Funk has been a serial entrepreneur since 1990 with considerable experience and specialty in banking and payments processing. He has more than 14 years as director in various companies within banking and payments. Mr. Funk has since 2005 been CEO of CNG PRO ApS in Denmark and CNG PRO SARL in Monaco. CNG PRO is a European Payment Service Provider for International eCommerce merchants especially within travel and retail. From 2005 until 2013, Mr. Funk has also been CEO of BigeFinancials A/S, a fully EMI licensed company operating under the European Payment Directive and monitored by the Danish Financial Supervisory Authority, as well as a Principal Member of MasterCard. Mr. Funk has been approved as “Fit and Proper” and “Qualified CEO and owner” by the Danish Financial Supervisory Authority. Mr. Funk is currently also President of the Monaco Blockchain Association.  Mr. Funk has received Master’s degree in economics in Denmark.

Our Board has concluded that Mr. Funk is an appropriate person to represent management on our Board of Directors given his position as our Chief Executive Officer, his professional credentials, and his experience in the banking and payments processing industry.

Bennett J. Yankowitz.  Mr. Yankowitz has more than 30 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. From 1997 to 2003, he was a principal of SY Development Corporation, a Los Angeles-based real estate development company. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars.

Our Board has concluded that Mr. Yankowitz is an appropriate person to represent management on our Board of Directors given his position as our Chief Financial Officer, his professional credentials, and his experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions.

Stockholder Communications with the Board of Directors

Pursuant to procedures set forth in our bylaws, our Board of Directors will consider stockholder nominations for directors if we receive timely written notice, in proper form, of the intent to make a nomination at a meeting of stockholders. To be timely, the notice must be received within the time frame identified in our bylaws. To be in proper form, the notice must, among other matters, include each nominee’s written consent to serve as a director if elected, a description of all arrangements or understandings between the nominating stockholder and each nominee and information about the nominating stockholder and each nominee. These requirements are detailed in our bylaws, which were included in our previous filings with the SEC on Form 10-K and 8-K. A copy of our bylaws will be provided upon written request to the Chief Financial Officer at RocketFuel Blockchain, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Code of Ethics

We have adopted a Code of Ethics that allows for us to establish a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and key employees. A copy of our Code of Ethics and Business Conduct will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, RocketFuel Blockchain, Inc., 3651 Lindell Road, Suite D565, Las Vegas, Nevada 89103.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2019.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices, and will make such guidelines and practices available on its website at www.rocketfuelblockchain.com, when implemented.

Item 11.Executive Compensation

Summary Compensation Table

This section discusses the material components of the fiscal 2019 executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for the fiscal year ended March 31, 2019 and the period from January 12, 2018 (date of inception) through March 31, 2018.

Named Executive Officer	Fiscal Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gert Funk	2019	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2018	-	-	-	-	-	-

Bennett J. Yankowitz	2019	$-	$-	$-	$1,100,350	$-	$1,100,350
Chief Financial Officer	2018	-	-	-	-	-	-

Former Named Executive Officer
Joseph Page (2)	2019	$-	$-	$-	$-	$-	$-
Former Chief Technical Officer	2018	-	-	-	-	-	-

(1)On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $4.00, which was based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ended September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $1,100,350 during the fiscal year ended March 31, 2019.

(2)On May 29, 2019, Mr. Page resigned as a director. On August 1, 2019, we terminated Mr. Page as our chief technology officer and as an officer of our subsidiary, RocketFuel.

Employment Agreements and Other Arrangements with Named Executive Officers

None.

Outstanding Equity Award During Fiscal 2019

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant.

Option Exercises and Stock Vested During Fiscal 2019

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant.

There were no options exercised during the fiscal year ended March 31, 2019.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 26, 2019, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The business address of each person listed below, unless otherwise specified, is RocketFuel Blockchain, Inc., 3651 Lindell Road, Las Vegas, Nevada 89103.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Gert Funk	5,100,394	22.5%
Joseph Page Domaine de la Brague Route de Biot 289 F-06560 Valbonne France	5,100,394	22.5%
Bennett J. Yankowitz (1)	1,290,000	5.7%
All officers and directors as a group (three persons)	11,490,788	50.6%
Carsten Mark Jensen (2) Rungstedvej 127 2960 Rungsted Denmark	2,472,908	10.9%
Henrik Rouf (3) Islands Brygge 75B, P1 2300 Copenhagen S Denmark	2,925,543	12.9%
Henrik Oerbekker (4) 9 rue des Aubepines L-1145 Luxembourg	3,454,989	15.2%

(1)Includes an option to purchase 500,000 shares of common stock at $3.00 per share, expiring August 8, 2028.

(2)Includes 622,777 shares held in the name of Ejendomsselskabet A/S af 24/6 1988, over which Mr. Jensen exercises sole voting and dispositive power, and 1,850,131 shares held by Saxton Capital Ltd., which is controlled by Mr. Jensen’s mother and over which Mr. Jensen disclaims beneficial ownership.

(3)Includes 2,750,197 shares held by PacificWave Partners Limited, of which Mr. Rouf is Managing Director and exercises sole voting and dispositive power.

(4)Includes 133,959 shares of common stock held in the name of PacificWave Partners Europe sarl, 3,276,030 shares of common stock held in the name of PacificWave Partners UK Ltd., and 45,000 shares of common stock held in the name of Richway Finance Ltd. Mr. Oerbekker exercises sole voting and dispositive power over all such entities.

Change of Control

As a result of the issuance of the shares of our Common Stock pursuant to the Business Combination and related transactions, a change in control occurred as of June 27, 2018. Except as described in this Report, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the period from January 12, 2018 (date of inception) through March 31, 2018, one of our officers advanced us $305. As of March 31, 2018, we reported $305 as an advance payable to related party. During the fiscal year ended March 31, 2019 the advance to us from one of our offers was repaid and there were no further related party transactions.

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of two directors who are our chief executive and chief financial officers, respectively. We did not convene any formal meetings of the Board of directors during the fiscal year ended March 31, 2019.

Committees of the Board of Directors

We currently have no separate audit, compensation, or nominating committees. The entire Board oversees our (i) audits and auditing procedures; (ii) compensation philosophies and objectives, establishment of remuneration levels for our executive officers, and implementation of our incentive programs; and (iii) identification of individuals qualified to become Board members and recommendation to our shareholders of persons to be nominated for election as directors.

Director’s Compensation

None.

Item 14.Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, and Paritz & Company, P.A., our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2019 and 2018.

Fee Category
	Fiscal Year Ended March 31, 2019	Period from January 12, 2018 (date of inception) through March 31, 2018
Prager Metis CPAs LLC Audit fees	$13,200	$-
Paritz & Company, P.A. Audit fees	1,200	3,500
Other audit related fees	-	-
Tax fees	-	-
Total fees	$14,400	$3,500

Audit Fees.  This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.

Other Audit Related Fees.  This category consists of fees billed for professional services rendered for services other than those described herein as Audit Fees or Tax Fees.

Tax Fees.  This category consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and acquisitions.

Pre-Approval Policies and Procedures.  The Board of Directors has the authority to approve all audit and non-audit services that are to be performed by our independent registered public accounting firm. Generally, we may not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Board of Directors.

PART IV

Item 15.Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 15.

(2)Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

________________

*Filed herewith.

Item 16.Form 10–K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rocketfuel Blockchain Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rocketfuel Blockchain Company (the “Company”) as of March 31, 2018 and the related statement of operations, stockholders’ deficit, and cash flows for the period from January 12, 2018 (date of inception) through March 31, 2018, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and the results of its operations and its cash flows for the period from January 12, 2018 (date of inception) through March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a loss from operations and a negative cash flow from operations for the period from January 12, 2018 (date of inception) through March 31, 2018; and has not commenced operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.
We have served as the Company’s auditor since 2018
Hackensack, New Jersey
June 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RocketFuel Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RocketFuel Blockchain, Inc. (the “Company”) as of March 31, 2019 and the related statement of operations, stockholders’ deficit, and cash flow for the year ended March 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $1,331,947 and a negative cash flow from operations of $10,509 for the year ended March 31, 2019; and has not commenced operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditors since 2018

Hackensack, New Jersey

August 22, 2019

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash	$19,486	$300
Total current assets	19,486	300
Total assets	$19,486	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$78,174	$3,500
Advances payable to related parties	-	305
Total current liabilities	78,174	3,805
Total liabilities	78,174	3,805

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of March 31, 2019 and 2018, respectively	-	-
Common stock; $0.001 par value; 250,000,000 and 750,000,000 shares authorized; and 22,688,416 shares and 17,001,312 shares issued and outstanding as of March 31, 2019 and 2018, respectively	22,688	17,001
Additional paid-in capital	1,413,629	233,299
Accumulated deficit	(1,495,005)	(253,805)
Total stockholders’ deficit	(58,688)	(3,505)
Total liabilities and stockholders’ deficit	$19,486	$300

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

	Year Ended March 31, 2019	Period from January 12, 2018 (date of inception) through March 31, 2018
Revenues	$-	$-

Expenses:
General and administrative expenses	1,331,947	3,805
Loss from operations	(1,331,947)	(3,805)

Other (Expense):
Transaction commitment fee	-	(250,000)
Net loss before provision for income taxes	(1,331,947)	(253,805)
Provision for income taxes	-	-
Net loss	$(1,331,947)	$(253,805)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	21,323,219	17,001,312

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders' Deficit

For the Period from January 12, 2018 (date of inception) through March 31, 2018 and Year Ended March 31, 2019

	Common Stock Outstanding
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 12, 2018	-	$-	$-	$-	$-
Issuance of common stock to founders	17,001,312	17,001	233,299	-	250,000
Net loss				(253,805)	(253,805)
Balance at March 31, 2018	17,001,312	17,001	233,299	$(253,805)	$(3,505)
Effect of merger transaction	5,667,104	5,667	-	90,747	96,414
Issuance of common stock to consultant for services	12,500	12	49,988		50,000
Issuance of common stock in connection with private placement	7,500	8	29,992		30,000
Stock-based compensation in connection with grant of options to officer			1,100,350		1,100,350
Net loss				(1,331,947)	(1,331,947)
Balance at March 31, 2019	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

	Year Ended March 31, 2019	Period from January 12, 2018 (date of inception) through March 31, 2018
Cash flows from operating activities:
Net loss	$(1,331,947)	$(253,805)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	1,150,350	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	171,088	3,500
Net cash flows used in operating activities	(10,509)	(250,305)
Cash flows from financing activities:
Proceeds from issuance of common stock	30,000	250,300
Proceeds from related party advances	-	305
Repayment of related party advances	(305)	-
Net cash flows provided by financing activities	29,695	250,605
Net change in cash	19,186	300
Cash at beginning of period	300	-
Cash at end of period	$19,486	$300

Supplemental disclosure of non-cash flow information:
Common stock issued in consideration for consulting services	$50,000	$-
Effect of reverse-merger transaction on additional paid-in capital	$96,414	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

1.Business

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2019 and/or fiscal 2018 refer to the fiscal year ended March 31, 2019 and/or the period from January 12, 2018 (date of inception) through March 31, 2018, respectively.

2.Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and have not yet commenced commercial operations. During the fiscal year ended March 31, 2019, we have reported a loss of $1,331,947 and negative cash flows from operating activities of $10,509; and we have not commenced operations. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

reporting periods. Management's estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management's assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Cash and Cash Equivalents

Cash includes cash on hand. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalents. At March 31, 2019 we had $19,486 of cash deposited at one bank. At March 31, 2018 we had $300 in cash on hand and no cash deposited in any banks.

Fair Value of Financial Instruments

We follow Accounting Standards Codification 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures,” for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurement based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820-10, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

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

Basic and Diluted Loss Per Share

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 - 02 Leases” intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, office equipment and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees” - to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.

Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet - the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee - also known as lessor accounting - will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. It is not anticipated that this updated guidance will have a material impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued “ASU 2016 - 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees. The ASU, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The ASU simplifies two areas specific to private companies, with regards to the expected term and intrinsic value measurements. The ASU simplifies the following areas to private and public companies; (a) tax benefits and tax deficiencies with regards to the differences between book and tax deductions, (b) changes in the excess tax benefits classification in the statement of cash flows, (c) make an entity wide accounting policy election for accrual of vested awards verses individual awards, (d) changes in the amount qualifying as an equity award classification subject to statutory tax withholdings, (e) clarification in the classification of shares withheld for statutory tax withholdings on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. It is not anticipated that this guidance will have a material impact on our results of operations, cash flows or financial condition.

In January 2016, the FASB issued “ASU 2016 - 01 Recognition and Measurement of Financial Assets and Financial Liabilities,” intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

owe financial liabilities. The new guidance makes targeted improvements to existing GAAP by:

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

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently evaluating the impact that this updated guidance will have on our results of operations, cash flows or financial condition.

In November 2016, the FASB issued ASU 2016-20, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. We are currently evaluating the impact this topic will have on our financial statements.

4.Transaction Commitment Fee

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

5.Related Party Transactions

As of March 31, 2019 and 2018, we reported $0 and $305, respectively, as an advance payable to related party.

6.Income Taxes

As of March 31, 2019 and 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We were incorporated on January 12, 2018, accordingly, we have the March 31, 2018 tax year subject to examination by the federal and state taxing authorities and there are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Year Ended March 31, 2019	Period Ended January 12, 2018 (date of inception) through March 31, 2018
Expected federal tax rate	21.0%	21.0%
Change in valuation allowance	(21.0%)	(21.0%)
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of the assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. A 100% valuation allowance has been recorded against the deferred tax asset as it is more likely than not, based upon our analysis of all available evidence, that the tax benefit of the deferred tax asset will not be realized.

Significant components of our deferred tax assets consist of the following:

	March 31, 2019	March 31, 2018
Net operating loss carryforwards	$91,434	$53,299
Valuation allowance	(91,434)	(53,299)
Net deferred tax assets	$-	$-

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of March 31, 2019, we had federal tax net operating loss carryforwards of $91,434. The federal net operating loss carryforwards will expire at various dates through 2038.

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

Potential 382 Limitations

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

7.Stockholders’ Deficit

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

As of March 31, 2019 and 2018, we had 22,688,416 shares and 17,001,312 shares of our common stock issued and outstanding, respectively.

Stock Option Plans

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Stock Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan.

Stock-Based Compensation

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $4.00, which was based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ended September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $1,100,350 during the fiscal year ended March 31, 2019.

8.Legal Proceedings

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

9.Subsequent Events

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

Dated: August 22, 2019