Form 10-Q
period 2019-06-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2019-09-09
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No x

As of September 9, 2019, 22,688,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$8,558	$19,486
Total current assets	8,558	19,486
Total assets	$8,558	19,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$90,949	$78,174
Total current liabilities	90,949	78,174
Total liabilities	90,949	78,174

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2019 and March 31, 2019	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; and 22,688,416 shares issued and outstanding as of June 30, 2019 and March 31, 2019	22,688	22,688
Additional paid-in capital	1,413,629	1,413,629
Accumulated deficit	(1,518,708)	(1,495,005)
Total stockholders’ deficit	(82,391)	(58,688)
Total liabilities and stockholders’ deficit	$8,558	$19,486

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues	$-	$-

Expenses:
General and administrative expenses	23,703	41,200
Loss from operations	(23,703)	(41,200)
Net loss before provision for income taxes	(23,703)	(41,200)
Provision for income taxes	-	-
Net loss	$(23,703)	$(41,200)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	22,688,416	17,190,215

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Deficit

For the Three-Month Periods Ended June 30, 2018 and 2019

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2018	-	$-	17,001,312	$17,001	$233,299	$(253,805)	$(3,505)
Effect of merger transaction			5,667,104	5,667	-	90,745	96,412
Net loss						(41,200)	(41,200)
Balance at June 30, 2018	-	$-	22,668,416	$22,668	$233,299	$(204,260)	$51,707

Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss						(23,703)	(23,703)
Balance at June 30, 2019	-	$-	22,668,416	$22,688	$1,413,629	$(1,518,708)	$(82,391)

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(23,703)	$(41,200)
Changes in assets and liabilities:
Accounts payable and accrued expenses	12,775	129,362
Net cash flows provided by (used in) operating activities	(10,928)	88,162
Net change in cash	(10,928)	88,162
Cash at beginning of period	19,486	300
Cash at end of period	$8,558	$88,462

Supplemental disclosure of non-cash flow information:
Effect of reverse-merger transaction on additional paid-in capital	$-	$96,412
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

2.Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2019.

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2019 which are included in our Annual Report on Form 10-K as filed with the SEC on August 23, 2019.

3.Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2019, we reported a net loss of $23,703 and negative cash flows of $10,928 from operating activities. As of June 30, 2019, we reported negative working capital of $82,391. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

4.New Accounting Pronouncements

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

5.Related Party Transactions

During the three months ended June 30, 2019 and 2018, we reported no related party transactions.

6.Income Taxes

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

We had no income tax credits for the three months ended June 30, 2019 and 2018. The effective tax rates for the three months ended June 30, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

8.Stock-Based Compensation

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the “RocketFuel Blockchain, Inc., 2018 Stock Incentive Plan,” which plan enables us to make awards that qualify as performance-based compensation. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan.

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $4.00, which was based on available valuation factors made available to us at that time of the date of grant; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $1,100,350 on the date of grant.

9.Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

10.Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the event described below, we did not have any other material recognizable subsequent events during this period.

On September 3, 2019, a private investor purchased 100,000 shares of our common stock at a price of $1.00 per share. The investor also received: (i) warrants to purchase an additional 300,000 shares of common stock at $1.00 per share, expiring September 3, 2020, and (ii) a $10,000 structuring fee. These securities were issued in a transaction exempt from registration under the Securities Act pursuant to Rules 506 and 903 thereunder and constitute restricted securities under Rule 144 thereunder.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2019 which are included in our Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended June 30, 2019 vs June 30, 2018

Revenues

We had no revenue generating operations during the three months ended June 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $23,703 as compared with $41,200 for the prior year period, a decrease of $17,497 or 42.5%. The decrease is primarily a result of decreased professional fees.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $8,558 as compared to $19,486 as of March 31, 2019.

During the three months ended June 30, 2019, we had net cash of $10,928 used in operating activities, which was composed of our net loss of $23,703 and offset by an increase in accounts payable and accrued expenses of $12,775 primarily for legal and accounting fees.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the three months ended June 30, 2019, we reported a net loss of $23,703 and negative cash flows of $10,928 from operating activities. As of June 30, 2019, we reported negative working capital of $82,391. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Prior to June 27, 2018, management was engaged in efforts to identify and negotiate a transaction with a public company quoted on the OTC Markets having shell status where a contemplated transaction would be treated as a reverse merger. On June 27, 2018, we consummated a transaction as contemplated by that certain Contribution Agreement made and entered into as of June 27, 2018 by and among B4MC Gold Mines, Inc. (“B4MC”), a Nevada corporation, and us. Pursuant to the Contribution Agreement, B4MC issued 17,001,312 shares of its $0.001 par value common stock to us in exchange for a 100% ownership interest in us resulting in 22,668,416 post-merger shares of B4MC common stock issued and outstanding. We financed our efforts to consummate this reverse merger transaction through the issuance of equity securities. In October 2018, we issued (i) 12,500 shares of our common stock, having a fair market value of $4.00 per share, or $50,000, in consideration for business advisory services, including research distribution services; and (ii) 1,250 shares of our common stock to an investor (the “Investor”) at $4.00 per share in consideration for $5,000 in cash. In November 2018, we issued an additional 6,250 shares of our common stock to the Investor at $4.00 per share in consideration for $25,000 in cash. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

Commitments

We do not have any long-term commitments at June 30, 2019.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

Item 1A.Risk Factors

There have not been any material changes from the risk factors previously disclosed under Item 2.01 – RISK FACTORS which are included in our Current Report on Form 8-K which was filed with the Securities and Exchange Commission on June 29, 2018.

Item 2.Unregistered Sales of Equity Securities

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

Dated: September 9, 2019