Form 10-Q
period 2019-09-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2019-11-14
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 12, 2019, 22,788,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$56,761	$19,486
Total current assets	56,761	19,486
Total assets	$56,761	$19,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$84,537	$78,174
Total current liabilities	84,537	78,174
Total liabilities	84,537	78,174

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of September 30, 2019 and March 31, 2019	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 22,788,416 shares and 22,688,416 shares issued and outstanding as of September 30, 2019 and March 31, 2019	22,788	22,688
Additional paid-in capital	1,513,529	1,413,629
Accumulated deficit	(1,564,093)	(1,495,005)
Total stockholders’ deficit	(27,776)	(58,688)
Total liabilities and stockholders’ deficit	$56,761	$19,486

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018

Revenues	$-	$-	$-	$-

Expenses:
General and administrative expenses	45,385	3,207,875	69,088	3,249,075
Loss from operations	(45,385)	(3,207,875)	(69,088)	(3,249,075)
Net loss before provision for income taxes	(45,385)	(3,207,875)	(69,088)	(3,249,075)
Provision for income taxes	-	-	-	-
Net loss	$(45,385)	$(3,207,875)	$(69,088)	$(3,249,075)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.14)	$(0.00)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	22,718,086	22,668,416	22,703,251	11,855,321

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Deficit

For the Three and Six Month Periods Ended September 30, 2018 and 2019

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2018	-	$-	17,001,312	$17,001	$233,299	$(253,805)	$(3,505)
Effect of merger transaction	-		5,667,104	5,667	-	90,745	96,412
Net loss						(41,200)	(41,200)
Balance at June 30, 2018	-	$-	22,668,416	22,668	233,299	(204,260)	51,707
Stock-based compensation					3,154,208		3,154,208
Net loss						(3,207,875)	(3,207,875)
Balance at September 30, 2018	-	$-	22,668,416	$22,668	$3,387,507	$(3,412,135)	$(1,960)

Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss						(23,703)	(23,703)
Balance at June 30, 2019	-	$-	22,688,416	22,688	1,413,629	(1,518,708)	(82,391)
Issuance of common stock	-		100,000	100	99,900		100,000
Net loss						(45,385)	(45,385)
Balance at September 30, 2019	-	$-	22,788,416	$22,788	$1,513,529	$(1,564,093)	$(27,776)

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Cash flows from operating activities:
Net loss	$(69,088)	$(3,249,075)
Adjustment to reconcile net loss to net cash flows provided by (used in) operating activities:
Stock-based compensation	-	3,154,208
Changes in assets and liabilities:
Accounts payable and accrued expenses	6,363	115,618
Net cash flows provided by (used in) operating activities	(62,725)	20,751
Cash flows from financing activities:
Issuance of common stock	100,000	-
Repayment of related party advances	-	(305)
Net cash flows provided by financing activities	100,000	(305)
Net change in cash	37,275	20,446
Cash at beginning of period	19,486	300
Cash at end of period	$56,761	$20,746

Supplemental disclosure of non-cash flow information:
Effect of reverse-merger transaction on additional paid-in capital	$-	$96,412
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

2.Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended September 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2019.

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

3.Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2019, we reported a net loss of $69,088 and negative cash flows of $62,725 from operating activities. As of September 30, 2019, we reported negative working capital of $27,776. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

SEPTEMBER 30, 2019

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

5.Related Party Transactions

During the three and six months ended September 30, 2019 and 2018, we reported no related party transactions.

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

We had no income tax credits for the three and six months ended September 30, 2019 and 2018. The effective tax rates for the three and six months ended September 30, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

SEPTEMBER 30, 2019

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

As of September 30, 2019 and March 31, 2019, we had 22,788,416 shares and 22,688,416 shares of our common stock issued and outstanding, respectively.

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

Results of Operations

For the Three Months Ended September 30, 2019 vs September 30, 2018

Revenues

We had no revenue generating operations during the three months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $45,385 as compared with $3,243,125 for the prior year period, a decrease of $3,197,740 or 98.6%. The decrease is primarily a result of the recording of $3,204,208 in stock-based compensation for stock options to our chief financial officer and a consultant for services during the three months ended September 30, 2018.

For the Six Months Ended September 30, 2019 vs September 30, 2018

Revenues

We had no revenue generating operations during the six months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2019 were $69,088 as compared with $3,284,325 for the prior year period, a decrease of $3,215,237 or 97.9%. The decrease is primarily a result of the recording of $3,204,208 in stock-based compensation for stock options to our chief financial officer and a consultant for services during the six months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $56,761 as compared to $19,486 as of March 31, 2019.

During the six months ended September 30, 2019, we had net cash of $62,725 used in operating activities, which was composed of our net loss of $69,088 and offset by an increase in accounts payable and accrued expenses of $6,363 primarily for legal and accounting fees. During the six months ended September 30, 2018, we had net cash of $20,446 provided by operating activities, which was composed of our net loss of $3,249,075 and offset by (i) the recording of $3,204,208 in stock-based compensation for stock options to our chief financial officer and a consultant for services; and (ii) an increase in accounts payable and accrued expenses of $115,313 primarily for legal and accounting fees and the effect of the reverse merger transaction.

During the six months ended September 30, 2019, we had net cash of $100,000 provided by financing activities from the issuance of 100,000 shares of our common stock to an investor.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the six months ended September 30, 2019, we reported a net loss of $69,088 and negative cash flows of $62,725 from operating activities. As of September 30, 2019, we reported negative working capital of $27,776. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at September 30, 2019.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A.Risk Factors

Not applicable.

Item 2.Unregistered Sales of Equity Securities

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

Dated: November 14, 2019