Form 10-Q
period 2019-12-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2020-02-13
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 13, 2020, 22,788,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$5,807	$19,486
Total current assets	5,807	19,486
Total assets	$5,807	$19,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$70,302	$78,174
Total current liabilities	70,302	78,174
Total liabilities	70,302	78,174

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of December 31, 2019 and March 31, 2019	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 22,788,416 shares and 22,688,416 shares issued and outstanding as of December 31, 2019 and March 31, 2019	22,788	22,688
Additional paid-in capital	1,513,529	1,413,629
Accumulated deficit	(1,600,812)	(1,495,005)
Total stockholders’ deficit	(64,495)	(58,688)
Total liabilities and stockholders’ deficit	$5,807	$19,486

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018

Revenues	$-	$-	$-	$-

Expenses:
General and administrative expenses	36,719	80,555	105,807	3,329,632
Loss from operations	(36,719)	(80,555)	(105,807)	(3,329,632)
Net loss before provision for income taxes	(36,719)	(80,555)	(105,807)	(3,329,632)
Provision for income taxes	-	-	-	-
Net loss	$(36,719)	$(80,555)	$(105,807)	$(3,329,632)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	22,788,416	22,685,847	22,731,847	22,674,205

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Deficit

For the Three and Nine Month Periods Ended December 31, 2018 and 2019

(Unaudited)

	Preferred Stock Outstanding Shares	Preferred Stock Outstanding Amount	Common Stock Outstanding Shares	Common Stock Outstanding Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at March 31, 2018	-	$-	17,001,312	$17,001	$233,299	$(253,805)	$(3,505)
Effect of merger transaction	-		5,667,104	5,667	-	90,745	96,412
Net loss						(41,202)	(41,202)
Balance at June 30, 2018	-	-	22,668,416	22,668	233,299	(204,262)	51,705
Balance at July 1, 2018	-	-	22,668,416	22,668	233,299	(204,262)	51,705
Stock-based compensation					3,154,208		3,154,208
Net loss						(3,207,875)	(3,207,875)
Balance at September 30, 2018	-	-	22,668,416	22,668	3,387,507	(3,412,137)	(1,962)
Balance at October 1, 2018	-	-	22,668,416	22,668	3,387,507	(3,412,137)	(1,962)
Issuance of common stock			7,500	12	29,988		30,000
Issuance of common stock to consultant			12,500	8	49,992		50,000
Net loss						(80,555)	(80,555)
Balance at December 31, 2018	-	$-	22,688,416	$22,688	$3,467,487	$(3,492,692)	$(2,517)

Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss					-	(23,703)	(23,703)
Balance at June 30, 2019	-	-	22,688,416	22,688	1,413,629	(1,518,708)	(82,391)
Balance at July 1, 2019	-	-	22,688,416	22,688	1,413,629	(1,518,708)	(82,391)
Issuance of common stock	-		100,000	100	99,900		100,000
Net loss						(45,385)	(45,385)
Balance at September 30, 2019	-	-	22,788,416	22,788	1,513,529	(1,564,093)	(27,776)
Balance at October 1, 2019	-	-	22,788,416	22,788	1,513,529	(1,564,093)	(27,776)
Net loss						(36,719)	(36,719)
Balance at December 31, 2019	-	$-	22,788,416	$22,788	$1,513,529	$(1,600,812)	$(64,495)

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(105,807)	$(3,329,632)
Adjustment to reconcile net loss to net cash flows provided by (used in) operating activities:
Stock-based compensation	-	3,204,209
Changes in assets and liabilities:
Accounts payable and accrued expenses	(7,872)	127,643
Net cash flows provided by (used in) operating activities	(113,679)	2,220
Cash flows from financing activities:
Issuance of common stock	100,000	30,000
Repayment of related party advances	-	(305)
Net cash flows provided by financing activities	100,000	29,695
Net change in cash	(13,679)	31,915
Cash at beginning of period	19,486	300
Cash at end of period	$5,807	$32,215

Supplemental disclosure of non-cash flow information:
Effect of reverse-merger transaction on additional paid-in capital	$-	$96,413
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended December 31, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2019.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2019, we reported a net loss of $105,807 and negative cash flows of $113,679 from operating activities. As of December 31, 2019, we reported negative working capital of $64,495. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

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

We had no income tax credits for the three and nine months ended December 31, 2019 and 2018. The effective tax rates for the three and nine months ended December 31, 2019 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(UNAUDITED)

6. Stockholders’ Deficit

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

As of December 31, 2019 and March 31, 2019, we had 22,788,416 shares and 22,688,416 shares of our common stock issued and outstanding, respectively.

7. Stock-Based Compensation

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

On January 9, 2020, we sold 10,000 shares of our $0.001 par value common stock to one investor at a purchase price of $1.00 per share for which we received cash proceeds of $10,000.

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

Results of Operations

For the Three Months Ended December 31, 2019 vs December 31, 2018

Revenues

We had no revenue generating operations during the three months ended December 31, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2019 were $36,719 as compared with $80,555 for the prior year period, a decrease of $43,836 or 54.4%. The decrease is primarily a result of the recording of $50,000 in stock-based compensation during the three months ended December 31, 2018 for services provided by a consultant which did not reoccur during the three months ended December 31, 2019.

For the Nine Months Ended December 31, 2019 vs December 31, 2018

Revenues

We had no revenue generating operations during the nine months ended December 31, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2019 were $105,807 as compared with $3,329,632 for the prior year period, a decrease of $3,223,825 or 96.9%. The decrease is primarily a result of the recording of $3,204,208 in stock-based compensation for stock options to our chief financial officer and a consultant for services during the nine months ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $5,807 as compared to $19,486 as of March 31, 2019.

During the nine months ended December 31, 2019, we had net cash of $113,679 used in operating activities, which was composed of our net loss of $105,807 and a decrease in accounts payable and accrued expenses of $7,872. During the nine months ended December 31, 2018, we had net cash of $2,220 used in operating activities, which was composed of our net loss of $3,329,632 and offset by (i) the recording of $3,204,209 in stock-based compensation for stock options to our chief financial officer and a consultant for services; and (ii) an increase in accounts payable and accrued expenses of $127,643 primarily for legal and accounting fees and the effect of the reverse merger transaction.

During the nine months ended December 31, 2019, we had net cash of $100,000 provided by financing activities from the issuance of 100,000 shares of our common stock to an investor. During the nine months ended December 31, 2018, we had net cash of $29,695 provided by financing activities, which was composed of (i) the repayment of $305 of related party advances, and (ii) the issuance of 7,500 shares of our common stock to one investor in consideration of $30,000 in cash.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the nine months ended December 31, 2019, we reported a net loss of $105,807 and negative cash flows of $113,679 from operating activities. As of December 31, 2019, we reported negative working capital of $64,495. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at December 31, 2019.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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
Dated: February 13, 2020

