Form 10-K
period 2020-03-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2020-06-26
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.
(Name of small business issuer in its charter)

Nevada	90-1188745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 26, 2020, the registrant had 23,288,416 shares of its Common Stock outstanding. As of September 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $14,720,940 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ROCKETFUEL BLOCKCHAIN, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2020

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the accuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

●	Market acceptance of our products and services;

●	Competition from existing products or new products that may emerge;

●	The implementation of our business model and strategic plans for our business and our products;

●	Estimates of our future revenue, expenses, capital requirements and our need for financing;

●	Our financial performance;

●	Current and future government regulations;

●	Developments relating to our competitors; and

●	Other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

The Business Combination was treated as a “reverse acquisition” of RocketFuel for financial accounting purposes. RocketFuel was considered the acquirer for accounting purposes, and the historical financial statements of BFMC before the Business Combination were replaced with the historical financial statements of RocketFuel before the Business Combination in all future filings with the SEC. The Purchaser Common Stock issued to the Sellers in connection with the Business Combination have not been registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration. In this Report, references to the “Company,” “we” and similar terms are to B4MC following the consummation of the reverse acquisition. In September 2018 B4MC changed its name to RocketFuel Blockchain, Inc.

The foregoing description of the Contribution Agreement does not purport to be complete. For further information, please refer to the copy of the Contribution Agreement included as Exhibit 2.1 to the Current Report on Form 8-K which was filed with the SEC on June 29, 2018. There are representations and warranties contained in the Contribution Agreement that were made by the parties to each other as of the date of execution. The assertions embodied in these representations and warranties were made solely for purposes of the Contribution Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their terms. Moreover, some representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality that is different from certain standards generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For these reasons, investors should not rely on the representations and warranties in the Contribution Agreement as statements of factual information.

Our Mission and Business

Our mission is to provide privacy protection solutions including check-out systems that securely automate and simplify the way online payment and shipping information is received by merchants from their customers. . Our check-out system is designed to enhance customers’ data protection, enabling consumers to pay for goods online without exposing spending credentials such as credit card data with the merchants. At the same time, our check-out system increases the speed, security and ease of use for both customers and merchants, and includes a merchant blockchain monitor system that can be deployed to effect fulfillment. We believe that merchants using RocketFuel’s technology will be able to implement new impulse buying schemes that may be unavailable on present day eCommerce sites.

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

With the RocketFuel check-out systems, consumers will no longer have to enter credit card information or shipping details every time they want to buy online. Payment and shipping information will be handled automatically on the local app that is invoked via an eCommerce checkout page or simple advertisement. Using the RocketFuel app, credit card data or other spending authority will no longer be shared or transmitted and exposed online. Rather, payments will be made via 100% secure cryptocurrency conveyance on the blockchain.

With the RocketFuel check-out systems, eCommerce merchants will be able to find all necessary details for order fulfilment, including item ID, shipping, and payment on the blockchain. Payment will be accomplished automatically and instantly. By using the blockchain, transaction transmissions may include both payment and shipping information from the consumer to the eCommerce merchant. RocketFuel checkout systems may be served anywhere and potentially on any website. Indeed, special versions of these systems will work in the physical world, such as in-store check outs, without need for any eCommerce website.

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

Industry Background and Trends

Industry Background

A blockchain, also known as a “distributed ledger technology,” is a sequential, ever-growing, time-stamped set of records that are grouped in blocks and maintained by disparate participants. Each block is interdependent, making alterations of records economically difficult if not outright impossible. A Blockchain includes, but is not limited to, the following features:

●	The Blockchain is a decentralized and distributed digital ledger that is used to record and secure transactions across multiple computers.

●	The transactions on the Blockchain cannot be changed.

●	All transactions on the Blockchain can be verified and audited inexpensively by anyone.

●	The blockchain confirms that each unit of value was transferred only once.

●	A blockchain database consists of two kinds of records: transactions and blocks. Blocks hold batches of valid transactions that are hashed and encoded.

●	Each block includes the hash of the prior block in the blockchain, linking the two.

●	The linked blocks form a virtual “chain.”

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

Anti-Money Laundering Features. Blockchain technologies can be used in powerful anti-money laundering systems as every transaction is ‘laid open’ and available to all system users. Transactions on the blockchain cannot be hidden from the public and they are forever recorded in the ledger.

Patents

Our technology is covered by five applications for U.S. patents. Each application was submitted by our former Chief Technical Officer (“CTO”) and director, Joseph Page, who assigned them to RocketFuel in exchange for his RocketFuel shares.

On May 29, 2019, Joseph Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications have been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. We are also evaluating whether and to what extent we may have claims against Mr. Page or others under the Contribution Agreement and otherwise.

Competitive Strengths

Our blockchain based check-out technology provides multiple benefits to merchants and consumers, including very high conversion efficiencies.

General Benefits to Merchants and Consumers

●	Easier. Just 1 to 3 clicks;

●	More Convenient. No re-direct and no typing of redundant information. No longer any need to open new accounts with passwords;

●	Consumer Data Protection. No sensitive data shared with any third party. Shipping information in the data-load file;

●	Faster. No filling out forms and no need to provide payment details; and

●	More Cost-Effective. Bypassing banks and card-schemes.

Benefits to eCommerce Merchants

●	Conversion efficiencies which we believe could prove to be exceptional;

●	Enhances impulse buying;

●	Provides instant receipt of payment thereby mitigating the need for expensive intermediaries such as digital wallets, card-schemes and acquirers;

●	Elimination of chargeback expenses;

●	Elimination of expensive anti-fraud tools;

●	Enables highly automated fulfillment;

●	Eliminates browser re-directs;

●	Improved automation of security whereby encrypted payment and shipping information are received without the requirement of manual processes; and

●	Seamless processing through simple HTML encoding.

Benefits to Online Consumers

●	No sensitive data is shared or sent to third parties thereby providing protection of personal data;

●	General Data Protection Regulation of the European Union (“GDPR”) compliant;

●	Easier and more consumer-friendly check out experience with only 1 to 3 clicks;

●	Convenience of use is enhanced as a result of, but not limited to: (i) no browser re-directs, (ii) no need to type redundant information, and (iii) no requirement to open new accounts with passwords; and

●	No requirement to fill out forms with information and payment details thereby facilitating the processing of transactions.

Our Growth Strategy

The first prototype of the RocketFuel blockchain based check-out solution was developed from 2015 through 2018, based on the technology covered by the patent applications that have been assigned to us. See “–Patents.” We intend to continue to develop our technology to obtain proof of concept with several larger US eCommerce merchants, social media and blogsites. In June 2020, we commenced a pilot program for testing our check-out solution with a retail company based in Europe. We are currently seeking a chief technical officer to oversee the development of our blockchain-based check-out solution and plan to assemble an experienced management and technical team within payments, intellectual property and legal capabilities that will ensure controlled growth the coming one to two years.

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

Our Sales and Marketing

We believe our business development team, headed by our CEO Gert Funk, is highly experienced within eCommerce and online marketplaces with connections to several larger eCommerce merchants. Our sales and marketing efforts will focus on a few larger eCommerce merchants rather than many smaller merchants and will be scaled up as funding permits. We believe that a strong proof-of-concept window with our technology functionally displayed in scale will attract merchants to our technology, and we intend to sell the technology on a license fee basis.

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

Employees

As of March 31, 2020, we had no full-time employees.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own or lease any properties.

Item 3.	Legal Proceedings

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

Our common stock was is quoted on the OTC Market under the symbol “BFMC” until July 12, 2018 at which time the symbol was changed to “RKFL”. There is very limited trading of our common stock. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

`●	Our ability to obtain additional financing and the terms thereof;

●	Our financial position and results of operations;

●	Any litigation against us;

●	Possible regulatory requirements on our business;

●	The issuance of new debt or equity securities pursuant to a future offering;

●	Our ability to obtain additional financing and the terms thereof;

●	Changes in interest rates;

●	Competitive developments;

●	Variations and fluctuations in our operating results;

●	Change in financial estimates by securities analysts;

●	The depth and liquidity of the market for our common stock;

●	Investor perceptions of us; and

●	General economic and business conditions.

The following table sets forth the high and low bid quotations for our common stock for each of the last two fiscal years, as reported on the OTC Market. Quotations from the OTC Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Fiscal Year Ended 2020
	High	Low
4th Quarter	$4.99	$1.50
3rd Quarter	5.00	5.00
2nd Quarter	7.00	5.00
1st Quarter	5.00	5.00

	Fiscal Year Ended 2019
	High	Low
4th Quarter	$8.00	$1.11
3rd Quarter	9.63	4.00
2nd Quarter	9.90	7.99
1st Quarter	9.90	6.25

As of June 24, 2020, there were approximately 968 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on June 23, 2020, was $2.10 per share.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2020 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	500,000	(1)	$3.00	1,500,000
	500,000			1,500,000

(1)	This total includes shares to be issued upon exercise of outstanding options under the RocketFuel Blockchain, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) that was approved by our stockholders on August 8, 2018. There were no stock options exercised under the 2018 Plan for the fiscal year ended March 31, 2020.

Recent Sales of Unregistered Securities

On September 3, 2019, a private investor purchased 100,000 shares of our common stock at a price of $1.00 per share.

On April 29, 2020, we entered into a subscription agreement with a private investor for the purchase of 478,750 shares of the Company’s common stock, at a purchase price of $1.00 per share, resulting in cash proceeds of $478,750. This transaction was a part of a private placement of 500,000 shares of common stock. On January 9, 2020, as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, the Company sold 10,000 shares of its common stock to a private investor, resulting in cash proceeds of $10,000. On February 13, 2020, the Company sold 11,250 shares of its common stock to a private investor, resulting in cash proceeds of $11,250. The Company has paid to an investment consultant a placement fee of $50,000 in connection with these transactions.

On May 1, 2020, the Company issued a warrant to purchase 1,500,000 shares of Common Stock at $1.00 per share. The warrant expires on April 30, 2021. The Company also agreed that upon the full and timely exercise of this warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder.

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

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

Fiscal Years Ended March 31, 2020 vs. March 31, 2019

Revenues

We had no revenue generation operations during the fiscal years ended March 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2020 were $125,039 as compared to $1,331,947 for the comparable prior year period, a decrease of $1,206,908 or 90.6%. The decrease is primarily a result of a decrease of approximately (i) $1,150,000 in stock-based compensation for stock options granted to our chief financial officer and a consultant for services; (ii) $68,000 in professional fees; and (iii) $59,000 in other administrative costs.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $7,838, a decrease of $11,648 as compared to a cash balance of $19,486 as of March 31, 2019.

During the fiscal year ended March 31, 2020, net cash of $132,898 used in operating activities was composed of our net loss of $125,039 and a decrease in accounts payable and accrued expenses of $7,859.

During the fiscal year ended March 31, 2020, net cash of $121,250 was provided by financing activities, which was composed of the issuance of 121,250 shares of our common stock to three investors in consideration of $121,250 in cash.

There were no options or warrants exercised during the fiscal year ended March 31, 2020 and 2019.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the fiscal year ended March 31, 2020, we reported a net loss of $125,039 and negative cash flows of $132,898 from operating activities. As of March 31, 2020, we reported negative working capital of $62,477. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our board of directors is currently comprised of two directors. Our directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.

Name	Age	Positions Held with the Registrant
Gert Funk	55	Chairman of the Board, Chief Executive Officer
Bennett Yankowitz	65	Director, Chief Financial Officer, Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2020.

Corporate Governance and Guidelines

Our Board of Directors has long believed that good corporate governance is important to ensure that we manage our company for the long-term benefit of stockholders. During the past year, our Board of Directors has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002 and recently revised SEC rules and regulations. We intend to implement internal corporate governance guidelines and practices and will make such guidelines and practices available on its website at www.rocketfuelblockchain.com, when implemented.

Item 11.	Executive Compensation

Summary Compensation Table

This section discusses the material components of the executive compensation program for our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

The following table provides information regarding the compensation awarded to, or earned by, our current and former named executive officers for the fiscal years ended March 31, 2020 and 2019.

Named Executive Officer	Fiscal Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gert Funk	2020	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2019	-	-	-	-	-	-

Bennett J. Yankowitz	2020	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2019	-	-	-	-	-	-

Former Named Executive Officer
Joseph Page (2)	2020	$-	$-	$-	$-	$-	$-
Former Chief Technical Officer	2019	-	-	-	-	-	-

(1)	On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $4.00, which was based on available valuation factors made available to us during the period from the date of grant through the end of our fiscal quarter ended September 30, 2018; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $1,100,350 during the fiscal year ended March 31, 2019.

(2)	On May 29, 2019, Mr. Page resigned as a director. On August 1, 2019, we terminated Mr. Page as our chief technology officer and as an officer of our subsidiary, RocketFuel.

Employment Agreements and Other Arrangements with Named Executive Officers

None.

Outstanding Equity Awards During Fiscal 2020

There were no equity awards during the fiscal year ended March 31, 2020.

Option Exercises and Stock Vested During Fiscal 2020

There were no options exercised during the fiscal year ended March 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of June 26, 2020, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officer and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Gert Funk	5,100,394	21.4%
Bennett J. Yankowitz (3)	1,290,000	5.4%
All officers and directors as a group (two persons)	6,390,394	26.8%

Joseph Page Domaine de la Brague Route de Biot 289 F-06560 Valbonne France	5,100,394	21.4%

Carsten Mark Jensen (4) Rungstedvej 127 2960 Rungsted Denmark	2,472,908	10.4%

Henrik Rouf (5) Islands Brygge 75B, P1 2300 Copenhagen S Denmark	2,925,543	12.3%

Henrik Oerbekker (6) 9 rue des Aubepines L-1145 Luxembourg	3,454,989	14.5%

(1)	Unless otherwise indicated, the business address of the stockholders named in the above table is RocketFuel Blockchain, Inc., 3651 Lindell Road, Las Vegas, Nevada 89103.

(2)	Based on 23,788,416 outstanding shares as of June 26, 2020, which includes 500,000 shares which may be purchased within 60 days of June 26, 2020 upon the exercise of stock options by named beneficial owners.

(3)	Includes an option to purchase 500,000 shares of common stock at $3.00 per share, expiring August 8, 2028.

(4)	Includes 622,777 shares held in the name of Ejendomsselskabet A/S af 24/6 1988, over which Mr. Jensen exercises sole voting and dispositive power, and 1,850,131 shares held by Saxton Capital Ltd., which is controlled by Mr. Jensen’s mother and over which Mr. Jensen disclaims beneficial ownership.

(5)	Includes 2,750,197 shares held by PacificWave Partners Limited, of which Mr. Rouf is Managing Director, and 175,346 is held in the personal name of Mr. Rouf. Mr. Rouf exercises sole voting and dispositive power.

(6)	Includes 133,959 shares of common stock held in the name of PacificWave Partners Europe sarl, 3,276,030 shares of common stock held in the name of PacificWave Partners UK Ltd., and 45,000 shares of common stock held in the name of Richway Finance Ltd. Mr. Oerbekker exercises sole voting and dispositive power over all such entities.

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

Related Party Transactions

There were no related party transactions during the fiscal year ended March 31, 2020.

Independence of the Board of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

Board Attendance

Our Board is comprised of two directors who are our chief executive and chief financial officers, respectively. We did not convene any formal meetings of the Board of directors during the fiscal year ended March 31, 2020.

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

Director’s Compensation

None.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Prager Metis CPAs LLC, our independent registered public accounting firm, and Paritz & Company, P.A., our predecessor independent registered public accounting firm, for professional services rendered for the fiscal years ended March 31, 2020 and 2019.

Fee Category
	Fiscal Year Ended March 31, 2020	Fiscal Year Ended March 31, 2019
Prager Metis CPAs LLC Audit fees	$16,000	$13,200
Paritz & Company, P.A. Audit fees	-	1,200
Other audit related fees	-	-
Tax fees	-	-
Total fees	$16,000	$14,400

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 15.

(2)	Exhibits

Exhibit Number:	Exhibit Title:
31.1*	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

Item 16.	Form 10–K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RocketFuel Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RocketFuel Blockchain, Inc. (the “Company”) as of March 31, 2020 and 2019 and the related statements of operations, statement of stockholders’ deficit, and cash flow for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss of $125,039 and $1,331,947 and a negative cash flow from operations of $132,898 and $10,509 for the years ended March 31, 2020 and 2019, respectively; and has not commenced operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

June 26, 2020

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current assets
Cash	$7,838	$19,486
Total current assets	7,838	19,486
Total assets	$7,838	19,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$70,315	$78,174
Total current liabilities	70,315	78,174
Total liabilities	70,315	78,174

Stockholders’ deficit:
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of March 31, 2020 and 2019, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 22,809,666 shares and 22,688,416 shares issued and outstanding as of March 31, 2020 and 2019, respectively	22,810	22,688
Additional paid-in capital	1,534,757	1,413,629
Accumulated deficit	(1,620,044)	(1,495,005)
Total stockholders’ deficit	(62,477)	(58,688)
Total liabilities and stockholders’ deficit	$7,838	$19,486

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

	Year Ended March 31, 2020	Year Ended March 31, 2019
Revenues	$-	$-

Expenses:
General and administrative expenses	125,039	1,331,947
Loss from operations	(125,039)	(1,331,947)
Net loss before provision for income taxes	(125,039)	(1,331,947)
Provision for income taxes	-	-
Net loss	$(125,039)	$(1,331,947)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	22,749,087	21,323,219

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Deficit

For the Years Ended March 31, 2019 and 2020

	Preferred Stock Outstanding Shares	Preferred Stock Outstanding Amount	Common Stock Outstanding Shares	Common Stock Outstanding Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at March 31, 2018	-	$-	17,001,312	$17,001	$233,299	$(253,805)	$(3,505)
Effect of merger transaction			5,667,104	5,667	-	90,747	96,414
Issuance of common stock to consultant for services	-		12,500	12	49,988		50,000
Issuance of common stock in connection with private placement	-		7,500	8	29,992		30,000
Stock-based compensation in connection with grant of options to officer					1,100,350		1,100,350
Net loss						(1,331,947)	(1,331,947)
Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Balance at April 1, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Issuance of common stock in connection with private placement	-		121,250	122	121,128		121,250
Net loss						(125,039)	(125,039)
Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

	Year Ended March 31, 2020	Year Ended March 31, 2019
Cash flows from operating activities:
Net loss	$(125,039)	$(1,331,947)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	-	1,150,350
Changes in assets and liabilities:
Accounts payable and accrued expenses	(7,859)	171,088
Net cash flows used in operating activities	(132,898)	(10,509)
Cash flows from financing activities:
Proceeds from issuance of common stock	121,250	30,000
Repayment of related party advances	-	(305)
Net cash flows provided by financing activities	121,250	29,695
Net change in cash	(11,648)	19,186
Cash at beginning of year	19,486	300
Cash at end of year	$7,838	$19,486

Supplemental disclosure of non-cash flow information:
Common stock issued in consideration for consulting services	$-	$50,000
Effect of reverse-merger transaction on additional paid-in capital	$-	$96,414
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Fiscal Year

Our fiscal year ends on March 31. References herein to fiscal 2020 and/or fiscal 2019 refer to the fiscal year ended March 31, 2020 and 2019, respectively.

2. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and have not yet commenced commercial operations. During the fiscal year ended March 31, 2020, we reported a loss of $125,039 and negative cash flows from operating activities of $132,898; and we have not commenced operations. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. In 2020 we raised $500,000 through the private placement of shares of our common stock. We also issued a warrant to purchase up to $1,500,000 of additional shares, although there can be no assurance that the warrant will be exercised. We plan to use the net proceeds of the private placement to hire a chief technical officer, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the private placement, the potential exercise of some or all of the warrant, and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s estimates are based on the facts and circumstances available at the time estimates are made, past historical experience, risk of loss, general economic conditions and trends and management’s assessments of the probable future outcome of these matters. Consequently, actual results could differ from such estimates.

Cash and Cash Equivalents

Cash includes cash on hand. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalents. At March 31, 2020 we had $7,838 of cash deposited at one bank. At March 31, 2019 we had $19,486 in cash on hand and no cash deposited in any banks.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

4. Related Party Transactions

As of March 31, 2020 and 2019, we reported no related party transactions.

5. Income Taxes

As of March 31, 2020 and 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We were incorporated on January 12, 2018, accordingly, we have the March 31, 2019 and 2018 tax years subject to examination by the federal and state taxing authorities and there are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Expected federal tax rate	21.0%	21.0%
Change in valuation allowance	(21.0%)	(21.0%)
Effective tax rate	0.0%	0.0%

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Significant components of our deferred tax assets consist of the following:

	March 31, 2020	March 31, 2019
Net operating loss carryforwards	$128,193	$91,434
Valuation allowance	(128,193)	(91,434)
Net deferred tax assets	$-	$-

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time.

As of March 31, 2020 and 2019, we had federal tax net operating loss carryforwards of $128,193 and $91,434. The federal net operating loss carryforwards will expire at various dates through 2040.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act were completed in 2018 and resulted in no material impact to our provision for income taxes and effective tax rate.

Potential 382 Limitations

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

On October 3, 2018 and November 7, 2018, we issued an aggregate of 7,500 shares of our common stock to one investor at $4.00 per share in consideration of $30,000 in cash.

On September 3, 2019, a private investor purchased 100,000 shares of our common stock at a price of $1.00 per share.

On January 9, 2020, we sold 10,000 shares of our common stock to a private investor, resulting in cash proceeds of $10,000. On February 13, 2020, we sold 11,250 shares of our common stock to a private investor, resulting in cash proceeds of $11,250.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder.

As of March 31, 2020, and 2019, we had 22,809,666 shares and 22,688,416 shares of our common stock issued and outstanding, respectively.

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

8. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the issuance of common stock as further described below, we did not have any material recognizable subsequent events during this period.

On April 29, 2020, we entered into a subscription agreement with a private investor for the purchase of 478,750 shares of our common stock, at a purchase price of $1.00 per share, resulting in cash proceeds of $478,750. This transaction was a part of a private placement of 500,000 shares of common stock. We paid a placement fee of $50,000 in connection with these transactions. On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share. The warrant expires on April 30, 2021. We also agreed that upon the full and timely exercise of this warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue. All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder.

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

Dated: June 26, 2020