Form 10-Q
period 2020-06-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2020-08-14
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, 23,288,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	June 30, 2020	March 31, 2020

ASSETS
Current assets:
Cash	$389,355	$7,838
Total current assets and total assets	389,355	7,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$70,442	$70,315
Total current liabilities and total liabilities	70,442	70,315

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; and 23,288,416 and 22,809,666 shares issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	23,288	22,810
Additional paid-in capital	2,013,029	1,534,757
Accumulated deficit	(1,717,404)	(1,620,044)
Total stockholders’ equity (deficit)	318,913	(62,477)
Total liabilities and stockholders’ equity (deficit)	$389,355	$7,838

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues	$-	$-

Expenses:
General and administrative expenses	97,360	23,703
Loss from operations	(97,360)	(23,703)
Net loss before provision for income taxes	(97,360)	(23,703)
Provision for income taxes	-	-
Net loss	$(97,360)	$(23,703)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	23,118,194	22,688,416

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Equity (Deficit)

For the Three-Month Periods Ended June 30, 2019 and 2020

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss						(23,703)	(23,703)
Balance at June 30, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,518,708)	$(82,391)

Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272		478,750
Net loss						(97,360)	(97,360)
Balance at June 30, 2020	-	$-	23,288,416	$23,288	$2,013,029	$(1,717,404)	$318,913

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Cash flows from operating activities:
Net loss	$(97,360)	$(23,703)
Changes in assets and liabilities:
Accounts payable and accrued expenses	127	12,775
Net cash flows used in operating activities	(97,233)	(10,928)
Cash flows from financing activities:
Issuance of common stock	478,750	-
Net cash flows provided by financing activities	478,750	-
Net change in cash	381,517	(10,928)
Cash at beginning of period	7,838	19,486
Cash at end of period	$389,355	$8,558

Supplemental disclosure of non-cash flow information:
Income taxes paid	$-	$-

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020.

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2020 which are included in our Annual Report on Form 10-K as filed with the SEC on June 26, 2020.

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2020, we reported a net loss of $97,360 and negative cash flows of $97,233 from operating activities. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

During the three months ended June 30, 2020, we sold an additional 478,750 shares of our common stock to a private investor which provided us $478,750 of cash. We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

We had no income tax credits for the three months ended June 30, 2020 and 2019. The effective tax rates for the three months ended June 30, 2020 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

6. Stockholders’ Equity (Deficit)

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

As of June 30, 2020, and March 31, 2019, we had 23,288,416 shares and 22,809,666 shares of our common stock issued and outstanding, respectively.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2020 which are included in our Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended June 30, 2020 vs June 30, 2019

Revenues

We had no revenue generating operations during the three months ended June 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $97,360 as compared with $23,703 for the prior year period, an increase of $73,657 or 310.8%. The increase is primarily a result of increased consulting and professional fees.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $389,355 as compared to $7,838 as of March 31, 2020.

During the three months ended June 30, 2020, we had net cash of $97,233 used in operating activities, which was composed of our net loss of $97,360 and offset by an increase in accounts payable and accrued expenses of $127 primarily for legal and accounting fees.

During the three months ended June 30, 2020, we had net cash of $478,750 provided by financing activities as a result of the issuance 478,750 shares of our common stock to a private investor.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the three months ended June 30, 2020, we reported a net loss of $97,360 and negative cash flows of $97,233 from operating activities. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at June 30, 2020.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

This transaction was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder.

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

Dated: August 14, 2020

