Form 10-Q
period 2020-09-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2020-11-16
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 23,438,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	September 30, 2020	March 31, 2020

ASSETS
Current assets:
Cash	$326,075	$7,838
Total current assets and total assets	326,075	7,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$75,726	$70,315
Total current liabilities and total liabilities	75,726	70,315

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; and 23,438,416 and 22,809,666 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	23,438	22,810
Additional paid-in capital	2,174,879	1,534,757
Accumulated deficit	(1,947,968)	(1,620,044)
Total stockholders’ equity (deficit)	250,349	(62,477)
Total liabilities and stockholders’ equity (deficit)	$326,075	$7,838

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019

Revenues	$-	$-	$-	$-

Expenses:
General and administrative expenses	230,564	45,385	327,924	69,088
Loss from operations	(230,564)	(45,385)	(327,924)	(69,088)
Net loss before provision for income taxes	(230,564)	(45,385)	(327,924)	(69,088)
Provision for income taxes	-	-	-	-
Net loss	$(230,564)	$(45,385)	$(327,924)	$(69,088)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	23,349,405	22,718,086	23,234,735	22,703,251

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Month Periods Ended September 30, 2019 and 2020

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss	-	-	-	-	-	(23,703)	(23,703)
Balance at June 30, 2019	-	-	22,688,416	22,688	1,413,629	(1,518,708)	(82,391)
Issuance of common stock in connection with private placement	-	-	100,000	100	99,900	-	100,00
Net loss						(45,385)	(45,385)
Balance at September 30, 2019	-	$-	22,788,416	$22,788	$1,513,529	$(1,564,093)	$(27,776)

Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272	-	478,750
Net loss						(97,360)	(97,360)
Balance at June 30, 2020	-	-	23,288,416	23,288	2,013,029	(1,717,404)	318,913
Issuance of common stock to consultant	-	-	150,000	150	161,850	-	162,000
Net loss						(230,564)	(230,564)
Balance at September 30, 2020	-	$-	23,438,416	$23,438	$2,174,879	$(1,947,968)	$250,349

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Cash flows from operating activities:
Net loss	$(327,924)	$(69,088)
Adjustment to reconcile net loss to net cash flows provided by (used in) operating activities:
Stock-based compensation	162,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,411	6,363
Net cash flows used in operating activities	(160,513)	(62,725)
Cash flows from financing activities:
Issuance of common stock	478,750	100,000
Net cash flows provided by financing activities	478,750	100,000
Net change in cash	318,237	37,275
Cash at beginning of period	7,838	19,486
Cash at end of period	$326,075	$56,761

Supplemental disclosure of non-cash flow information:
Common stock issued to consultant in lieu of cash	$162,000	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended September 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020.

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

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2020, we reported a net loss of $327,924 and negative cash flows of $160,513 from operating activities. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. We have instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and ability of obtaining financing to fund the operations and to develop our business plan.

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

We had no income tax credits for the three and six months ended September 30, 2020 and 2019. The effective tax rates for the three months and six ended September 30, 2020 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

SEPTEMBER 30, 2020

(UNAUDITED)

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

On April 29, 2020, we entered into a subscription agreement with a private investor for the purchase of 478,750 shares of our common stock, at a purchase price of $1.00 per share, resulting in cash proceeds of $478,750. This transaction was a part of a private placement of 500,000 shares of common stock. We paid a placement fee of $50,000 in connection with these transactions. On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share. The warrant expires on April 30, 2021. We also agreed that upon the full and timely exercise of this warrant, we would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue.

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder.

As of September 30, 2020, and March 31, 2020, we had 23,438,416 shares and 22,809,666 shares of our common stock issued and outstanding, respectively.

7. Employment Agreements

On September 15, 2020, we appointed Mr. Peter M. Jensen as our Chief Executive Officer and a member of our board of directors. Mr. Jensen’s employment agreement provides for a base salary of $7,500 per month, which will increase to $20,000 per month once we have received gross proceeds of at least $2,000,000 in subsequent equity round financings. He will also be entitled to a performance bonus of $25,000 per calendar quarter based on his achieving quarterly financial and business objectives and milestones to be determined by our board of directors. Mr. Jensen also received a grant of service-based options to purchase 2,393,842 shares of our common stock pursuant to the 2018 Plan. Upon our closing of an equity funding, in one or more rounds prior to April 30, 2021, resulting in aggregate gross proceeds to us of $2,000,000 or more, Mr. Jensen will receive warrants to purchase 265,982 shares of our common stock. The warrants will have a term of 10 years, be fully vested on the date of issuance, and have an exercise price equal to the weighted average price per share paid by the investors in such equity funding rounds. Mr. Jensen’s employment agreement has a month-to-month term. If Mr. Jensen should voluntarily terminate his agreement, or if we terminate his agreement other than for cause (as defined in the 2018 Plan), then he will be entitled to 12 months of accelerated vesting of his stock options.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

On October 2, 2020, we appointed Mr. Rohan Hall as our Chief Technology Officer. Mr. Hall’s employment agreement with us is retroactive to September 14, 2020. Mr. Hall’s employment agreement provides for a base salary of $12,000 per month. He will also be entitled to a performance bonus of $10,000 per calendar quarter based on his achieving quarterly financial and business objectives and milestones to be determined by our board of directors. Mr. Hall also received a grant of service-based options to purchase 500,000 shares of our common stock pursuant to the 2018 Plan. Mr. Hall also received an additional grant of two performance-based options that vest upon the completion of certain business objectives. The first grant is for 100,000 shares of our common stock, based on achieving certain milestones for the completion of our cryptocurrency and bank payment solutions. The second grant is for 500,000 shares of our common stock, based on achieving certain milestones for the completion of our blockchain reservation system for the travel industry. These performance-based options were also issued pursuant to the 2018 Plan. Mr. Hall’s employment agreement has a month-to-month term. If Mr. Hall should voluntarily terminate his agreement, or if we terminate his agreement other than for cause (as defined in the 2018 Plan), then he will be entitled to 12 months of accelerated vesting of his stock options.

8. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Stock Incentive Plan (the “2018 Plan”), which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We have reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020, our board of directors amended the 2018 Plan to increase the number of shares available for grant from 2,000,000 shares to 4,000,000 shares. The board also directed that the amendment be submitted to our stockholders for approval.

Stock-Based Compensation

Pursuant to the 2018 Plan, we granted service-based options to (i) Mr. Peter M. Jensen, our chief executive officer, in the amount of 2,393,842 shares of our common stock on September 15, 2020; and (ii) Mr. Rohan Hall, our chief technical officer, in the amount of 500,000 shares of our common stock on September 14, 2020. These service-based options vest monthly over 48 months beginning on the first grant date monthly anniversary. Additionally, we granted performance-based options to Mr. Hall in the aggregated amount of 600,000 shares of our common stock. No milestones have been met pursuant to the terms of the performance-based options; accordingly, no options have vested.

In determining the fair value of the service-based options granted pursuant to the 2018 Plan, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Total shares underlying options granted	2,893,842
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	85.0%
Expected dividend rate	0.00%
Risk free interest rate	0.54%
Calculated option value	$2,627,433

For the three and six months ended September 30, 2020, we recorded $0 in compensation expense in connection with the grant of these options. As of September 30, 2020, there were an aggregate of 3,993,842 options, inclusive of service- and performance-based options, outstanding under the 2018 Plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

9. Legal Proceedings

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On October 8, 2020, we filed a lawsuit in the U.S. District Court for the Central District of California against Joseph Page, our former director and chief technology officer. The causes of action include securities fraud under Federal and California law; fraud, breach of fiduciary duty, negligent misrepresentation and unjust enrichment under California law; and violation of California Business and Professions Code §17200 et seq. We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our common stock.

10. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements, and we did not have any material recognizable subsequent events during this period.

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

Results of Operations

For the Three Months Ended September 30, 2020 vs September 30, 2019

Revenues

We had no revenue generating operations during the three months ended September 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $230,564 as compared with $45,385 for the prior year period, an increase of $185,179 or 408.0%. The increase is primarily a result of increased consulting and professional fees including $162,000 of stock-based compensation for the issuance of 150,000 shares of our common stock to a consultant in lieu of cash.

For the Six Months Ended September 30, 2020 vs September 30, 2019

Revenues

We had no revenue generating operations during the six months ended September 30, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2020 were $327,924 as compared with $69,088 for the prior year period, an increase of $258,836 or 374.6%. The increase is primarily a result of increased consulting and professional fees including $162,000 of stock-based compensation for the issuance of 150,000 shares of our common stock to a consultant in lieu of cash.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $326,075 as compared to $7,838 as of March 31, 2020.

During the six months ended September 30, 2020, we had net cash of $160,513 used in operating activities, which was composed primarily of our net loss of $327,924 and offset by stock-based compensation of $162,000 in connection with the issuance of 150,000 shares of our common stock to a consultant in lieu of cash for services.

During the six months ended September 30, 2020, we had net cash of $478,750 provided by financing activities as a result of the issuance 478,750 shares of our common stock to a private investor.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the six months ended September 30, 2020, we reported a net loss of $327,924 and negative cash flows of $160,513 from operating activities. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at September 30, 2020.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

On October 8, 2020, we filed a lawsuit in the U.S. District Court for the Central District of California against Joseph Page, our former director and chief technology officer. The causes of action include securities fraud under Federal and California law; fraud, breach of fiduciary duty, negligent misrepresentation and unjust enrichment under California law; and violation of California Business and Professions Code §17200 et seq. We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our common stock.

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

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

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

RocketFuel Blockchain, Inc.

	By:	/s/ Peter M. Jensen
Peter M. Jensen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 16, 2020

