Form 10-Q
period 2020-12-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2021-02-16
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.
(Name of small business issuer in its charter)

Nevada	90-1188745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D-525, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

As of February 16, 2021, 24,038,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	December 31, 2020	March 31, 2020

ASSETS
Current assets:
Cash	$603,256	$7,838
Total current assets and total assets	603,256	7,838

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$87,553	$70,315
Total current liabilities and total liabilities	87,553	70,315

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and no shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; and 23,838,416 and 22,809,666 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	23,838	22,810
Additional paid-in capital	2,688,696	1,534,757
Accumulated deficit	(2,196,831)	(1,620,044)
Total stockholders’ equity (deficit)	515,703	(62,477)
Total liabilities and stockholders’ equity (deficit)	$603,256	$7,838

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019

Revenues	$-	$-	$-	$-

Expenses:
Research and development	18,864	781	32,773	3,390
General and administrative expenses	229,999	35,938	544,014	102,417
	248,863	36,719	576,787	105,807
Loss from operations	(248,863)	(36,719)	(576,787)	(105,807)
Net loss before provision for income taxes	(248,863)	(36,719)	(576,787)	(105,807)
Provision for income taxes	-	-	-	-
Net loss	$(248,863)	$(36,719)	$(576,787)	$(105,807)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	23,561,493	22,788,416	23,344,000	22,731,847

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Month Periods Ended December 31, 2019 and 2020

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2019	-	$-	22,688,416	$22,688	$1,413,629	$(1,495,005)	$(58,688)
Net loss	-	-	-	-	-	(23,703)	(23,703)
Balance at June 30, 2019	-	-	22,688,416	22,688	1,413,629	(1,518,708)	(82,391)
Issuance of common stock in connection with private placement	-	-	100,000	100	99,900	-	100,000
Net loss						(45,385)	(45,385)
Balance at September 30, 2019	-	$-	22,788,416	$22,788	$1,513,529	$(1,564,093)	$(27,776)
Net loss						(36,719)	(36,719)
Balance at December 31, 2019	-	$-	22,788,416	$22,788	$1,513,529	$(1,600,812)	$(64,495)

Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272	-	478,750
Net loss						(97,360)	(97,360)
Balance at June 30, 2020	-	-	23,288,416	23,288	2,013,029	(1,717,404)	318,913
Issuance of common stock to consultant	-	-	150,000	150	161,850	-	162,000
Net loss						(230,564)	(230,564)
Balance at September 30, 2020	-	$-	23,438,416	$23,438	$2,174,879	$(1,947,968)	$250,349
Issuance of common stock in connection with exercise of investor warrants	-	-	400,000	400	399,600	-	400,000
Stock-based compensation - employee option grants	-	-	-	-	164,217	-	164,217
Placement agent fee					(50,000)		(50,000)
Net loss						(248,863)	(248,863)
Balance at December 31, 2020	-	$-	23,838,416	$23,838	$2,688,696	$(2,196,831)	$515,703

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(576,787)	$(105,807)
Adjustment to reconcile net loss to net cash flows provided by (used in) operating activities:
Stock-based compensation	326,217	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	17,238	(7,872)
Net cash flows used in operating activities	(233,332)	(113,679)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of placement agent fee	828,750	100,000
Net cash flows provided by financing activities	828,750	100,000
Net change in cash	595,418	(13,679)
Cash at beginning of period	7,838	19,486
Cash at end of period	$603,256	$5,807

Supplemental disclosure of non-cash flow information:
Common stock issued to consultant in lieu of cash	$162,000	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended December 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2020.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2020 which are included in our Annual Report on Form 10-K as filed with the SEC on June 26, 2020.

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In addition, we have not generated revenue since our inception. During the nine months ended December 31, 2020, we reported a net loss of $576,787 and negative cash flows of $233,332 from operating activities. These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. We have instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on our results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and ability of obtaining financing to fund the operations and to develop our business plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

We had no income tax credits for the three and nine months ended December 31, 2020 and 2019. The effective tax rates for the three months and nine ended December 31, 2020 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

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

DECEMBER 31, 2020

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

On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share. The warrant expires on April 30, 2021. We also agreed that upon the full and timely exercise of this warrant, we would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue. The warrant was transferred to an affiliate of the private investor on November 17, 2021. From November 17, 2020 through December 18, 2020, the warrant holder exercised warrants providing for the issuance of 400,000 shares of our common stock at an exercise price of $1.00 per share resulting in gross proceeds of $400,000.

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D and S thereunder.

As of December 31, 2020, and March 31, 2020, we had 23,838,416 shares and 22,809,666 shares of our common stock issued and outstanding, respectively.

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

DECEMBER 31, 2020

(UNAUDITED)

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

Stock-Based Compensation

On August 8, 2018, pursuant to the 2018 Plan, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Bennett J. Yankowitz, our chief financial officer and a director, pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the option agreement, these options are exercisable immediately on the date of grant at an exercise price of $3.00 per share and are exercisable for a term of 10 years from the date of grant. In determining the fair value of the stock option, we used the Black-Scholes pricing model having the following assumptions: i) stock option exercise price of $3.00; ii) fair market value of our common stock of $4.00, which was based on available valuation factors made available to us at that time of the date of grant; iii) expected term of option of 7 years; iv) expected volatility of our common stock of approximately 40%; v) expected dividend rate of 0.0%; and vi) risk-free interest rate of approximately 2.80%. As a result, we recorded stock-based compensation of $1,100,350 on the date of grant.

We also granted service-based options pursuant to the 2018 Plan to (i) Mr. Peter M. Jensen, our chief executive officer, in the amount of 2,393,842 shares of our common stock on September 15, 2020; and (ii) Mr. Rohan Hall, our chief technical officer, in the amount of 500,000 shares of our common stock on September 14, 2020. These service-based options vest monthly over 48 months beginning on the first grant date monthly anniversary. Additionally, we granted performance-based options to Mr. Hall in the aggregated amount of 600,000 shares of our common stock. No milestones have been met pursuant to the terms of the performance-based options; accordingly, no options have vested.

In determining the fair value of the service-based options granted pursuant to the 2018 Plan, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	85.0%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

	Options Outstanding	Weighted-Average Exercise Price per Share		Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding as of April 1, 2020	-	$
Granted	2,893,842
Exercised	-
Cancelled or forfeited	-
Options outstanding as of December 31, 2020	2,893,842		$1.08	9.75	$2,662,335
Options exercisable as of December 31, 2020	212,118		$1.08	9.75	$195,149
Options vested or expected to vest as of March 31, 2020	212,118		$1.08	9.75	$195,149

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2020 of $2.00 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. There were no stock options exercised under the 2018 Plan during the nine months ended December 31, 2020. As of December 31, 2020, there were 6,158 shares remaining to be granted under the 2018 Plan.

For the three and nine months ended December 31, 2020, we recorded $164,217 and $164,217, respectively, of compensation expense in connection with the grant of these options. As of December 31, 2020, unamortized stock-based compensation expense was $2,463,217. As of December 31, 2020, there were an aggregate of 3,993,842 options, inclusive of service- and performance-based options, outstanding under the 2018 Plan.

9. Legal Proceedings

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

On October 8, 2020, we filed a lawsuit in the U.S. District Court for the Central District of California against Joseph Page, our former director and chief technology officer. On January 13, 2021, the case was transferred to the U.S. District Court for the District of Nevada, Las Vegas Division. The causes of action include securities fraud under Federal and California law; fraud, breach of fiduciary duty, negligent misrepresentation and unjust enrichment under California law; and violation of California Business and Professions Code §17200 et seq. We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our common stock. Mr. Page has filed an answer denying our claims and has asserted cross- and counterclaims against us and several of our shareholders alleging breach of contract and fraud. We intend to vigorously contest these allegations.

10. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements, and, other than the events set forth herein, we did not have any other material recognizable subsequent events during this period.

On January 18, 2021 and January 25, 2021, a private investor exercised warrants providing for the issuance of 200,000 shares of our common stock, in the aggregate, at an exercise price of $1.00 per share resulting in aggregate gross proceeds of $200,000.

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

Results of Operations

For the Three Months Ended December 31, 2020 vs December 31, 2019

Revenues

We had no revenue generating operations during the three months ended December 31, 2020 and 2019.

Research and Development

Research and development expenses for the three months ended December 31, 2020 were $18,846 as compared with $781 for the prior year period, an increase of $18,065. The increase is primarily a result of available resources to invest in product development.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2020 were $229,999 as compared with $35,938 for the prior year period, an increase of $194,061. The increase is primarily a result of (i) the first quarter of payroll expenses being reported in the approximate amount of $73,000; and (ii) stock-based compensation in connection with stock option grants to two employees in the approximate amount of $164,000.

For the Nine Months Ended December 31, 2020 vs December 31, 2019

Revenues

We had no revenue generating operations during the nine months ended December 31, 2020 and 2019.

Research and Development

Research and development expenses for the nine months ended December 31, 2020 were $32,773 as compared with $3,390 for the prior year period, an increase of $29,383. The increase is primarily a result of available resources to invest in product development.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2020 were $544,014 as compared with $102,417 for the prior year period, an increase of $441,597. The increase is primarily a result of (i) the first quarter of payroll expenses being reported in the approximate amount of $73,000; (ii) increased professional fees related to investment activity and litigation of approximately $68,000; (iii) stock-based compensation in connection with stock option grants to two employees in the approximate amount of $164,000; and (iv) $162,000 of stock-based compensation for the issuance of 150,000 shares of our common stock to a consultant in lieu of cash.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $603,256 as compared to $7,838 as of March 31, 2020.

During the nine months ended December 31, 2020, we had net cash of $233,332 used in operating activities, which was composed primarily of our net loss of $576,787 and offset by stock-based compensation of (i) $162,000 in connection with the issuance of 150,000 shares of our common stock to a consultant in lieu of cash for services; and (ii) $164,217 in connection with employee stock option grants.

During the nine months ended December 31, 2020, we had net cash of $828,750 provided by financing activities as a result of the issuance 878,750 shares of our common stock to private investors at a price of $1.00 per share, net of $50,000 paid for a placement agent fee.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018. During the nine months ended December 31, 2020, we reported a net loss of $576,787 and negative cash flows of $233,332 from operating activities. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments at December 31, 2020.

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

On October 8, 2020, we filed a lawsuit in the U.S. District Court for the Central District of California against Joseph Page, our former director and chief technology officer. On January 13, 2021, the case was transferred to the U.S. District Court for the District of Nevada, Las Vegas Division. The causes of action include securities fraud under Federal and California law; fraud, breach of fiduciary duty, negligent misrepresentation and unjust enrichment under California law; and violation of California Business and Professions Code §17200 et seq. We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. Subsequent to his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our common stock. Mr. Page has filed an answer denying our clams and has asserted cross- and counterclaims against us an several of our shareholders alleging breach of contract and fraud. We intend to vigorously contest these allegations.

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

On May 1, 2020, we issued a warrant to the same private to purchase 1,500,000 shares of common stock at $1.00 per share. The warrant expires on April 30, 2021. We also agreed that upon the full and timely exercise of this warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue. The warrant was transferred to an affiliate of the private investor on November 17, 2021. From November 17, 2020 through December 18, 2020, the warrant holder exercised warrants providing for the issuance of 400,000 shares of our common stock at an exercise price of $1.00 per share resulting in gross proceeds of $400,000.

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D and S thereunder.

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

Dated: February 16, 2021

