Form 10-Q
period 2021-06-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2021-08-16
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 24,998,416 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets
Cash	$506,491	$800,331
Accounts receivable	20,000	10,000
Prepaid and other current assets	60,000	5,000
Total current assets	586,491	815,331
Total assets	$586,491	815,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$232,830	$144,830
Payable to related party	16,330	35,475
Deferred revenue	17,500	10,000
Total current liabilities	266,660	190,305
Total liabilities	266,660	190,305

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 24,988,416 shares and 24,438,416 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	24,988	24,438
Additional paid-in capital	5,483,060	4,584,214
Accumulated deficit	(5,188,217)	(3,983,626)
Total stockholders’ equity (deficit)	319,831	625,026
Total liabilities and stockholders’ equity (deficit)	$586,491	$815,331

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues	$2,500	$-

Operating expenses:
Research and development expenses	326,217	3,605
General and administrative expenses	880,874	93,755
Total operating expenses	1,207,091	97,360
Loss from operations	(1,207,091)	(97,360)
Net loss before provision for income taxes	(1,204,591)	(97,360)
Provision for income taxes	-	-
Net loss	$(1,204,591)	$(97,360)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	24,868,416	23,118,194

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Equity (Deficit)

For the Three Month Period Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272		478,750
Net loss						(97,360)	(97,360)
Balance at June 30, 2020	-	$-	23,288,416	$23,288	$2,013,029	$(1,717,404)	$318,913

Balance at March 31, 2021	-	$-	24,438,416	$24,438	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	550,000	550	581,950		582,500
Stock-based compensation – employee and consultant option grants					316,896		316,896
Net loss						(1,204,591)	(1,204,591)
Balance at June 30, 2021	-	$-	24,988,416	$24,988	$5,483,060	$(5,188,217)	$319,831

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(1,204,591)	$(97,360)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation in connection with stock option grants	316,896	-
Changes in assets and liabilities:
Accounts receivable	(10,000)	-
Prepaid and other current assets	(55,000)	-
Accounts payable and accrued expenses	88,000	127
Payable to related party	(19,145)	-
Deferred revenue	7,500	-
Net cash flows used in operating activities	(876,340)	(97,233)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of placement agent fee	582,500	478,750
Net cash flows provided by financing activities	582,500	478,750
Net change in cash	(293,840)	381,517
Cash at beginning of period	800,331	7,838
Cash at end of period	$506,491	$389,355

Supplemental disclosure of non-cash flow information:
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Business

We provide check-out and payment systems that securely automate and simplify the way online payment and shipping information is received by merchants from their customers. Our “one click” checkout solution is modeled on the “buy now” button on leading eCommerce sites. Our check-out systems are designed to enhance customers’ data protection, enabling consumers to pay for goods and services using cryptocurrencies or by direct transfers from their bank accounts without exposing spending credentials such as credit card data. At the same time, our check-out systems are designed to increase the speed, security and ease of use for both customers and merchants and include a merchant portal that provides detailed transactions and metrics about payments received by the merchant. Our system also includes a customer portal where shoppers are able to track their payments, configure payment defaults and connect with various cryptocurrency exchanges and banks to facilitate payment to merchants. Merchants are able to integrate a unique pop-up user interface that allows customers to pay directly from their ecommerce checkout page with no need to redirect to another website or web page.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Our payment user interface allows customers to easily onboard as well as to pay for merchants’ products or services with a variety of cryptocurrencies or via bank transfers. The user interface is displayed as a stand-alone popup that allows the creation of new accounts as well as payment directly from crypto exchanges, crypto wallets, and bank accounts, with no redirects to browser tabs or pages. This can be integrated as a plugin on the merchant checkout page or as a browser extension. The plugin, which we are currently developing, will come integrated with popular ecommerce platforms including WooCommerce, Shopify, Prestashop and others. The browser extension is integrated with popular browsers including Chrome, Chromium, Opera, Firefox, and Edge. The payment interface is designed for both web and mobile checkout experiences. Merchants are able to integrate the RocketFuel payment interface to their checkout page with software development kits (SDKs) that are available via the merchant portal. Application programming interfaces (APIs) are also available to the merchant for deeper integration into backend systems, ERP platforms, and other third-party platforms.

The RocketFuel payment solution utilizes a variety of blockchains in its execution including Bitcoin, Ethereum and others where the payment transactions are stored. A significant benefit of this technology is that the entire shopping cart checkout process will be accomplished via a distributed ledger or “blockchain,” meaning that merchant websites will no longer be required to operate complex payment and check-out infrastructures.

Our solution is designed to be implemented on an eCommerce site’s check-out page. The technology will also be used for different scenarios, including paying for services, paying invoices, and other payment strategies. In addition, we anticipate that a future version of our payment system will allow for advertisements in which the entire check out process is embedded on third party websites where sales may be completely finalized. Thus, our technology will enable eCommerce strategies that can include advertisements with a fully integrated check-out process. We believe that this has never before been accomplished on any eCommerce platform. We believe that such advertisements could provide significant new sales channels to retailers that are simply not possible with legacy check-out solutions. We also believe that transactions costs on our system will be significantly less expensive than the cost of credit-card transactions.

The RocketFuel check-out solution is based on a streamlined one- to-three-click check-out process for eCommerce purchases. The system is designed to operate identically across merchant channels with all participating merchants. eCommerce merchants are able to encode their check-out protocol to support our technology and the merchants will no longer have to administer complex check-out and payment gateways at their eCommerce websites. At the same time, consumers are able to experience enhanced data protection opportunities and significantly improved convenience.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended June 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2021.

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

Our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K as filed with the SEC on July 22, 2021.

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three months ended June 30, 2021, we reported a net loss of $1,204,591, which included as a component of general and administrative expenses in the statement of operations a non-cash stock-based compensation charge of $316,896, and cash flows used in operating activities of $876,340. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the three months ended June 30, 2021 we raised $582,500 through the exercise of common stock purchase warrants from two investors. We have used and plan to continue using the net proceeds of the private placement and warrant exercise to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrant, and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

5. Related Party Transactions

During the three months ended June 30, 2021 and 2020, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $24,160 and $5,503 for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and March 31, 2021 we had $16,330 and $35,475, respectively, payable to the Affiliate.

In May 2021, we paid an affiliate of our executive chairman $3,000 to provide website-related services.

6. Deferred Revenue

During the three months ended June 30, 2021, we recorded revenues of $2,500 as a result of the amortization of deferred revenues of $10,000 recorded as of March 31, 2021 in connection with the execution of a contract with one customer. During the three months ended June 30, 2021, we executed a contract with one customer having a one-year term from the date of execution (the “Contract Term”), that provided for the payment of $10,000 in the aggregate in connection with the implementation of our blockchain technology. In addition, the Contract Term provided for transaction processing using our blockchain technology with no fees during the Contract Term as an inducement to adopt our blockchain technology. We included the $10,000 fee as deferred revenue as of June 30, 2021 which will be amortized ratably over the Contract Term. As of June 30, 2021 and March 31, 2021, we recorded total deferred revenue of $17,500 and $10,000, respectively.

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

We had no income tax credits for the three months ended June 30, 2021 and 2020. The effective tax rates for the three months ended June 30, 2021 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

8. Stockholders’ Equity (Deficit)

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

On May 1, 2020, the Company issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share (the “First Warrant”). The warrant expired on April 30, 2021. The Company also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2021. During the three-month period ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021 we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. The investor also agreed to exercise the Second Warrant as amended with respect at least 100,000 shares by August 20, 2021

On August 24, 2020, we issued 150,000 shares of our Common Stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

On February 25, 2021, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (“Triton” or the “Selling Stockholder,” which term also includes Triton’s successors and assigns under the Stock Purchase Agreement and the Warrant). Under the Stock Purchase Agreement Triton, which is an unrelated third party, agreed to invest up to $1,000,000 through purchases of our Common Stock during the commitment period (which runs through December 31, 2022). During the commitment period, we may, in our sole discretion, deliver purchase notices to Triton stating the dollar amount of shares which we intend to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice will be the number of shares of Common Stock to be purchased multiplied by the greater of (i) $1.65 or (ii) 80 percent of the lowest closing price of our Common Stock within 15 business days prior to the closing date for the purchase. The closing date for each purchase is five business days following the date of the corresponding purchase notice. As of June 30, 2021, we have not issued any purchase notices pursuant to the Stock Purchase Agreement. In connection with these transactions, we paid Triton an administrative fee of $15,000.

Triton’s obligation to purchase Common Stock is conditioned on certain factors including, but not limited to, our having an effective S-1 registration statement in effect for resale of the Common Stock being purchased and Triton’s ownership not exceeding 4.99% of our issued and outstanding shares at any time.

In connection with the Stock Purchase Agreement, we also issued to Triton warrants to purchase, in one or more instalments, 800,000 shares of our Common Stock (the “Warrants”) at an exercise price equal to the greater of (i) $1.65 per share or (ii) 80 percent of the average closing price of our Common Stock over the 90-calendar day period preceding the Warrant exercise date, subject to adjustments. The Warrants terminate on February 25, 2026. If, at any time after the initial effective date of the S-1 registration statement filed in connection with the Stock Purchase Agreement and during the exercise period of the Warrants, there is no effective registration statement covering the Selling Stockholder’s immediate resale of the shares underlying the exercise of the Warrants (the “Warrant Shares”), then Selling Stockholder may elect to receive Warrant Shares pursuant to a cashless exercise of the Warrants. On May 5, 2021, Triton exercised 50,000 Warrants for an aggregate purchase price of $82,500.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

From January 1, 2018 through June 30, 2021, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,499,585 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $1.08 per share.

On February 15, 2021, we issued a warrant to purchase 265,982 shares of our common stock to our chief executive officer at an exercise price of $1.00 per share.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D or S, or Rule 701, thereunder.

As of June 30, 2021, and March 31, 2021, we had 24,988,416 shares and 24,438,416 shares of our common stock issued and outstanding, respectively.

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

He will also receive a cash bonus equal to 2.5% of the net proceeds (i.e., adjusted for our costs) of any initial exchange offering (IEO), token generation event (TGE) or similar financing (a “Token Transaction”) completed on or before the date that is 12 months after the formal acceptance by the Board of a proposal for a Token Transaction (including a start date, milestones and responsibilities). In the event the Board decides to cancel the Token Transaction, Mr. Funk and the Board shall agree upon a mutually acceptable bonus structure in lieu of the foregoing.

Peter M. Jensen

Mr. Jensen’s employment agreement initially provided for a base salary of $7,500 per month, which was to increase to $20,000 per month once we had received gross proceeds of at least $2,000,000 in subsequent equity round financings. Our Board determined that the conditions for the salary increase occurred on February 1, 2021. He is also entitled to a performance bonus of $25,000 per calendar quarter based on his achieving quarterly financial and business objectives and milestones to be determined by our board of directors. During the fiscal year ended March 31, 2021, we recorded bonus expense for Mr. Jensen in the amount of $37,500 of which $12,500 was paid in March 2021 and $25,000 was paid in May 2021.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

10. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Stock Incentive Plan (the “2018 Plan”), which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. As of June 30, 2021 and March 31, 2021 there were 500,415 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. As of the date of the filing of this Quarterly Report on Form 10-Q, we had not yet solicited votes from our stockholders to approve the increase in the number of shares of our common stock available for grant pursuant to the 2018 Plan.

Service-Based Stock Option Grants

From August 8, 2018 through June 30, 2021, we granted service-based options to employees and consultants, pursuant to the 2018 Plan, exercisable into a total of 4,899,585 shares of our common stock. In determining the fair value of the service-based options granted during the period from August 8, 2018 through June 30, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.08 - $2.75
Grant date fair market value per share	$1.08 - $2.75
Expected term of option in years	6.25
Expected volatility	40.3% to 219.2%
Expected dividend rate	0.00%
Risk free interest rate	0.42% to 2.83%

During the three months ended June 30, 2021, we granted service-based options to one employee, pursuant to the 2018 Plan, exercisable into a total of 1,815 shares of our common stock. In determining the fair value of the service-based options granted during the three months June 30, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.45 - $2.75
Grant date fair market value per share	$1.45 - $2.75
Expected term of option in years	6.25
Expected volatility	218.1% to 219.2%
Expected dividend rate	0.00%
Risk free interest rate	0.81% to 0.89%

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Activity under the 2018 Plan for all service-based stock options for the three months ended June 30, 2021 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Granted	1,815	$2.06	10.0	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2021	4,899,585	$1.08	8.15	$1,812,101
Options exercisable as of June 30, 2021	1,269,575	$1.08	8.15	$469,669
Options vested or expected to vest as of June 30, 2021	1,269,575	$1.08	8.15	$469,669

As of June 30, 2021 and March 31, 2021 there were 500,415 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. There were no options granted, exercised or cancelled/forfeited during the three months ended June 30, 2020.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2021 of $1.45 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. There were no service-based stock options exercised under the 2018 Plan for the three months ended June 30, 2021 and 2020.

For the three months ended June 30, 2021 and 2020, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $291,492 and $0, respectively. As of June 30, 2021, we had $3,782,094 of unrecognized stock-based compensation cost related to service-based stock options.

Performance-Based Stock Option Grants

We also granted performance-based options pursuant to the 2018 Plan to Rohan Hall, our chief technology officer, which are exercisable into 600,000 shares of our common stock subject to certain designated milestones. On March 18, 2021, our Board of Directors determined that Mr. Hall earned all of the performance-based options effective February 1, 2021. The Board of Directors also entered into a resolution whereby 75,000 shares of our common stock underlying the performance-based options would vest immediately and 525,000 shares of our common stock underlying the performance-based option would vest ratably over a 48 month period with the first vesting date being February 1, 2021.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Activity under the 2018 Plan for all performance-based stock options for the three months ended June 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of June 30, 2021	600,000	$1.08	9.21	$222,026
Options exercisable as of June 30, 2021	118,752	$1.08	9.21	$43,964
Options vested or expected to vest as of June 30, 2021	118,752	$1.08	9.21	$43,964

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2021 of $1.45 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. There were no performance-based stock options exercised under the 2018 Plan for the three months ended June 30, 2021.

For the three months ended June 30, 2021 and 2020, we recorded performance-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $25,404 and $0, respectively. As of June 30, 2021, we had $372,571 of unrecognized stock-based compensation cost related to performance-based stock options.

11. Legal Proceedings

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

We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. After his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our Common Stock. Mr. Page has filed an answer denying our clams and has asserted cross- and counterclaims against us and several of our shareholders alleging breach of contract and fraud. Mr. Page is seeking damages and declaratory relief. We intend to vigorously contest these allegations.

On March 2, 2021, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Ellenoff Grossman & Schole LLP (“EGS”) for negligence and legal malpractice, breach of contract and breach of fiduciary duty. EGS had represented RBC prior to the Business Combination and represented us after the closing of the Business Combination through August 2019. In the litigation against Mr. Page, he has alleged that he provided information to an EGS partner that the patent applications had been abandoned and that EGS failed to inform RBC and us of the fact. We are seeking damages and the return of legal fees previously paid.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

12. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the matters discussed below, we did not have any other material recognizable subsequent events during this period.

Modification of G Kapital Warrant

On April 26, 2021, we issued a warrant to G Kapital AsP (“G Kapital”) to purchase 1,500,000 shares of our common stock at an exercise price of $1.50 per share (the “Second Warrant”). The Second Warrant expires on April 26, 2022. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 of our common stock and to reduce the exercise price to $1.00 per share. G Kapital also agreed to exercise the Second Warrant, as amended, with respect of at least 100,000 shares of our common stock no later than August 20, 2021.

Geneva Roth Convertible Note Transaction

On August 4, 2021, we entered into a Securities Purchase Agreement with Geneva Roth Remark Holdings, Inc., an accredited investor (“Geneva Roth”), pursuant to which we sold Geneva Roth a convertible promissory note in the principal amount of $130,000 (the “Note”). The Note accrues interest at a rate of 8% per annum and has a maturity date of August 4, 2022.

We have the right to prepay the Note at any time during the first 180 days the note is outstanding at the rate of (a) 110% of the unpaid principal amount of the Note plus interest, during the first 30 days the Note is outstanding, (b) 115% of the unpaid principal amount of the Note plus interest between days 31 and 60 after the issuance date of the Note, (c) 120% of the unpaid principal amount of the Note plus interest between days 61 and 150 after the issuance date of the Note, and (d) 125% of the unpaid principal amount of the Note plus interest between days 151 and 180 after the issuance date of the Note. The Note may not be prepaid after the 180th day following the issuance date.

Geneva Roth may in its option, at any time beginning 180 days after the date of the Note, convert the outstanding principal and interest on the Note into shares of our common stock at a conversion price per share equal to 65% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 days trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to 4.5 times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

The Note provides for standard and customary events of default such as failing to timely make payments under the Note when due, our failure to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The interest rate on the Note increases to 22% upon the occurrence of an event of default. The Note also contains customary positive and negative covenants. The Note includes penalties and damages payable to Geneva Roth in the event we do not comply with the terms of the Note, including in the event we do not issue shares of common stock to Geneva Roth upon conversion of the Note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Note, we are required to pay Geneva Roth liquidated damages in addition to the amount owed under the Note (including in some cases up to 200% of the amount of the Note and in other cases the value of the shares which Geneva Roth could have been issued upon the full conversion of the Note after including default fees equal to 150% of the amount of the Note).

The Note includes a most favored nations provision which allows Geneva Roth the right to modify the Note to provide for any more favorable terms offered in any future financing transaction, subject to certain limited exceptions.

At no time may the Note be converted into shares of our common stock if such conversion would result in Geneva Roth and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

We hope to repay the Geneva Roth Note prior to any conversion. In the event that the Note is not repaid in cash in its entirety, our shareholders may suffer significant dilution if, and to the extent that, the balance of the Note is converted into common stock.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include, without limitation:

●	Market acceptance of our products and services;
●	Competition from existing products or new products that may emerge;
●	The implementation of our business model and strategic plans for our business and our products;
●	Estimates of our future revenue, expenses, capital requirements and our need for financing;
●	Our financial performance;
●	Current and future government regulations;
●	Developments relating to our competitors; and
●	Other risks and uncertainties, including those listed under the section titled “Risk Factors” and “Management’s Discussion and Analysis”

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

The Business Combination was treated as a “reverse acquisition” of RBC for financial accounting purposes. RBC was considered the acquirer for accounting purposes, and the historical financial statements of BFMC before the Business Combination were replaced with the historical financial statements of RBC before the Business Combination in all future filings with the SEC. The Purchaser Common Stock issued to the Sellers in connection with the Business Combination have not been registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration. In this prospectus, references to RocketFuel, the “Company,” “we” and similar terms are to B4MC following the consummation of the reverse acquisition. In September 2018 B4MC changed its name to RocketFuel Blockchain, Inc.

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

Our Business

We provide check-out and payment systems that securely automate and simplify the way online payment and shipping information is received by merchants from their customers. Our “one click” checkout solution is modeled on the “buy now” button on leading eCommerce sites. Our check-out systems are designed to enhance customers’ data protection, enabling consumers to pay for goods and services using cryptocurrencies or by direct transfers from their bank accounts without exposing spending credentials such as credit card data. At the same time, our check-out systems are designed to increase the speed, security and ease of use for both customers and merchants and include a merchant portal that provides detailed transactions and metrics about payments received by the merchant. Our system also includes a customer portal where shoppers are able to track their payments, configure payment defaults and connect with various cryptocurrency exchanges and banks to facilitate payment to merchants. Merchants are able to integrate a unique pop-up user interface that allows customers to pay directly from their ecommerce checkout page with no need to redirect to another website or web page.

Our merchant portal is updated instantly when a payment transaction is made on the merchant website. The merchant is notified of the transaction and can see the transaction details, including the customer that made the transaction, the transaction amount and the transaction items. This information is added to the merchant dashboard where various metrics are tracked and displayed to the merchant, including information about the various cryptocurrencies that are used for payments to that merchant the different currencies received by the merchant as payment. In addition to various metrics, merchants are able to see a variety of reports, and are able to configure various options including settlement options from their portal.

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

Our payment user interface allows customers to easily onboard as well as to pay for merchants’ products or services with a variety of cryptocurrencies or via bank transfers. The user interface is displayed as a stand-alone popup that allows the creation of new accounts as well as payment directly from crypto exchanges, crypto wallets, and bank accounts, with no redirects to browser tabs or pages. This can be integrated as a plugin on the merchant checkout page or as a browser extension. The plugin, which we are currently developing, will come integrated with popular ecommerce platforms including WooCommerce, Shopify, Prestashop and others. The browser extension is integrated with popular browsers including Chrome, Chromium, Opera, Firefox, and Edge. The payment interface is designed for both web and mobile checkout experiences. Merchants are able to integrate the RocketFuel payment interface to their checkout page with software development kits (SDKs) that are available via the merchant portal. Application programming interfaces (APIs) are also available to the merchant for deeper integration into backend systems, ERP platforms, and other third-party platforms.

The RocketFuel payment solution utilizes a variety of blockchains in its execution including Bitcoin, Ethereum and others where the payment transactions are stored. A significant benefit of this technology is that the entire shopping cart checkout process will be accomplished via a distributed ledger or “blockchain,” meaning that merchant websites will no longer be required to operate complex payment and check-out infrastructures.

Our solution is designed to be implemented on an eCommerce site’s check-out page. The technology will also be used for different scenarios, including paying for services, paying invoices, and other payment strategies. In addition, we anticipate that a future version of our payment system will allow for advertisements in which the entire check out process is embedded to be placed on third party websites where sales may be completely finalized. Thus, our technology will enable eCommerce strategies that can include advertisements with a fully integrated check-out process. We believe that this has never before been accomplished on any eCommerce platform. We believe that such advertisements could provide significant new sales channels to retailers that are simply not possible with legacy check-out solutions. We also believe that transactions costs on our system will be significantly less expensive than the cost of credit-card transactions.

The RocketFuel check-out solution is based on a streamlined one- to-three-click check-out process for eCommerce purchases. The system is designed to operate identically across merchant channels with all participating merchants. eCommerce merchants are able to encode their check-out protocol to support our technology and the merchants will no longer have to administer complex check-out and payment gateways at their eCommerce websites. At the same time, consumers are able to experience enhanced data protection opportunities and significantly improved convenience.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended June 30, 2021 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2021. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended June 30, 2021 vs June 30, 2020

Revenues

During the three months ended June 30, 2021, we recorded revenues of $2,500 as a result of the amortization of deferred revenues of $10,000 recorded as of March 31, 2021 in connection with the execution of a contract with one customer. During the three months ended June 30, 2021, we executed a contract with one customer having a one-year term from the date of execution (the “Contract Term”), that provided for the payment of $10,000 in the aggregate in connection with the implementation of our blockchain technology. In addition, the Contract Term provided for transaction processing using our blockchain technology with no fees during the Contract Term as an inducement to adopt our blockchain technology. We recorded the $10,000 fee as deferred revenue as of June 30, 2021 which will be amortized ratably over the Contract Term.

During the three months ended June 30, 2020, we did not generate any revenue and had not yet commenced commercial operations.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development

Research and development expenses for the three months ended June 30, 2021 were $326,217 as compared with $3,605 for the prior year period, an increase of $322,612. The increase is primarily a result of the engagement of contract developers and the payroll expenses incurred in connection with the hiring of our full-time chief technology officer, all of whom were engaged in continued development of and improvements in our blockchain technology for payment processing.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $880,874 as compared with $93,755 for the prior year period, an increase of $787,119. The increase is primarily a result of (i) legal fees incurred in connection with certain litigation costs; (ii) payroll expenses incurred in connection with the hiring of certain key management personnel; and (ii) stock-based compensation. We did not have any expenditures for litigation-related legal fees, payroll expenses or stock-based compensation during the three months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $506,491 as compared to $800,331 as of March 31, 2020.

During the three months ended June 30, 2021, we had net cash of $876,340 used in operating activities, which was composed primarily of (i) our net loss of $1,204,591 and (ii) increases in accounts receivable, prepaid and other current assets, and decreases in payable to related party of $10,000, $55,0000 and $19,145, respectively. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $316,896 in connection with employee stock option grants, and (ii) an increase in accounts payable and accrued expenses of $88,000. During the three months ended June 30, 2020, we had net cash of $97,233 used in operating activities, which was composed of our net loss of $97,360 and offset by an increase in accounts payable and accrued expenses of $127 primarily for legal and accounting fees.

During the three months ended June 30, 2021, we had net cash of $582,5000 provided by financing activities as a result of the issuance of 550,000 shares of our common stock to two private investors in connection with the exercise of warrants. During the three months ended June 30, 2020, we had net cash of $478,750 provided by financing activities as a result of the issuance 478,750 shares of our common stock to a private investor.

During April 2021, we issued 500,000 shares of our common stock upon the exercise of warrants by one investor in consideration of gross cash proceeds of $500,000. During May 2021, we issued 50,000 shares of our common stock upon the exercise of warrants by a second investor in consideration of gross cash proceeds of $82,500. There were no other stock options or warrants exercised during the three months ended June 30, 2021. There were no stock options or warrants exercised during the three months ended June 30, 2020.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2021, we reported a net loss of $1,204,591, which included non-cash stock-based compensation of $316,896, and cash flows used in operating activities of $876,340. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Commitments

We do not have any long-term commitments as of June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended June 30, 2021 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. We have not received any government assistance from various relief packages available in countries where we operate, although we may do so in the future.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended March 31, 2021 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

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

On May 1, 2020, we issued a warrant to a private investor to purchase 1,500,000 shares of Common Stock at $1.00 per share. The warrant expired on April 30, 2021. We also agreed that upon the full and timely exercise of this warrant, we would issue a second warrant for an additional 1,500,000 shares of Common Stock at a purchase price of $1.50 per share; this second warrant will have a term of 12 months from the date of issue. The first warrant was transferred to an affiliate of the private investor on November 17, 2021. From November 17, 2020 through April 20, 2021 the warrant holder exercised the first warrant providing for the issuance of 1,500,000 shares of our Common Stock at an exercise price of $1.00 per share, resulting in gross proceeds of $1,500,000. On April 26, we issued to the investor the second warrant, covering an additional 1,500,000 shares of our common stock, expiring April 26, 2022, with an exercise price of $1.50 per share.

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

In connection with the Stock Purchase Agreement, we also issued to Triton warrants to purchase, in one or more instalments, 800,000 shares of our Common Stock (the “Warrants”) at an exercise price equal to the greater of (i) $1.65 per share or (ii) 80 percent of the average closing price of our Common Stock over the 90-calendar day period preceding the Warrant exercise date, subject to adjustments. The Warrants terminate on February 25, 2026. If, at any time after the initial effective date of the S-1 registration statement filed in connection with the Stock Purchase Agreement and during the exercise period of the Warrants, there is no effective registration statement covering the Selling Stockholder’s immediate resale of the shares underlying the exercise of the Warrants (the “Warrant Shares”), then Selling Stockholder may elect to receive Warrant Shares pursuant to a cashless exercise of the Warrants. On May 5, 2021, Triton exercised 50,000 Warrants for an aggregate purchase price of $82,500.

From January 1, 2018 through June 30, 2021, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,499,585 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $1.08 per share.

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

Dated: August 16, 2021

