Form 10-Q
period 2021-09-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2021-11-19
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, there were 31,975,083 shares of the registrant’s Common Stock were outstanding.

ROCKETFUEL BLOCKCHAIN, INC.

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets
Cash	$205,336	$800,331
Accounts receivable	3,400	10,000
Prepaid and other current assets	18,779	5,000
Total current assets	227,515	815,331
Total assets	$227,515	815,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$432,859	$144,830
Payable to related party	72,155	35,475
Deferred revenue	12,500	10,000
Derivative liability	113,410	-
Convertible note payable, net of discount	25,448	-
Total current liabilities	656,372	190,305
Total liabilities	656,372	190,305

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value; 50,000,000 and 0 shares authorized; and 0 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Common stock; $0.001 par value; 250,000,000 shares authorized; 25,098,416 shares and 24,438,416 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	25,098	24,438
Additional paid-in capital	5,912,800	4,584,214
Accumulated deficit	(6,366,755)	(3,983,626)
Total stockholders’ equity (deficit)	(428,857)	625,026
Total liabilities and stockholders’ equity (deficit)	$227,515	$815,331

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$9,375	$-	$11,875	$-

Operating expenses:
Research and development	294,326	10,304	650,762	13,909
General and administrative	879,355	220,260	1,730,010	314,015
Total operating expense	1,173,681	230,564	2,380,772	327,924
Loss from operations	(1,164,306)	(230,564)	(2,368,897)	(327,924)
Other income (expense):
Change in fair value of derivative liability	6,741	-	6,741	-
Interest expense	(20,973)	-	(20,973)	-
Other income (expense)	(14,232)	-	(14,232)	-
Loss from operations before provision for income taxes	(1,178,538)	(230,564)	(2,383,129)	(327,924)
Provision for income taxes	-	-	-	-
Net loss	$(1,178,538)	$(230,564)	$(2,383,129)	$(327,924)

Net loss per share - basic	$(0.05)	$(0.01)	$(0.10)	$(0.01)
Net loss per share - diluted	$(0.05)	$(0.01)	$(0.10)	$(0.01)

Shares used in computing net loss per common share:
Basic	24,464,625	23,349,405	24,610,390	23,234,735
Diluted	24,464,625	23,349,405	24,610,390	23,234,735

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Month Periods Ended September 30, 2020 and 2021

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272		478,750
Net loss						(97,360)	(97,360)
Balance at June 30, 2020	-	-	23,288,416	23,288	2,013,029	(1,717,404)	318,913
Issuance of common stock to consultant			150,000	150	161,850		162,000
Net loss						(230,564)	(230,564)
Balance at September 30, 2020	-	$-	23,438,416	$23,438	$2,174,879	$(1,947,968)	$250,349

Balance at March 31, 2021	-	$-	24,438,416	$24,438	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	550,000	550	581,950		582,500
Stock-based compensation – employee and consultant option grants					316,896		316,896
Net loss						(1,204,591)	(1,204,591)
Balance at June 30, 2021	-	-	24,988,416	24,988	5,483,060	(5,188,217)	319,831
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	100,000	100	99,900	-	100,000
Issuance of common stock to customer	-	-	10,000	10	9,990		10,000
Stock-based compensation – employee and consultant option grants					319,850		319,850
Net loss						(1,178,538)	(1,178,538)
Balance at September 30, 2021	-	$-	25,098,416	$25,098	$5,912,800	$(6,366,755)	$(428,857)

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(2,383,129)	$(327,924)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	646,746	162,000
Change in fair value of derivative liability	(6,741)	-
Amortization of debt discount	19,349	-
Changes in assets and liabilities:
Accounts receivable	6,600	-
Prepaid and other current assets	(13,779)	-
Accounts payable and accrued expenses	288,029	5,411
Payable to related party	36,680	-
Deferred revenue	2,500	-
Net cash flows used in operating activities	(1,403,745)	(160,513)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of placement agent fee	682,500	478,750
Proceeds from convertible note payable, net	126,250	-
Net cash flows provided by financing activities	808,750	478,750
Net change in cash	(594,995)	318,237
Cash at beginning of period	800,331	7,838
Cash at end of period	$205,336	$326,075

Supplemental disclosure of non-cash flow information:
Common stock issued to customer for early adopter	$10,000	$-
Common stock issued to consultant in lieu of cash	$-	$162,000
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Business Combination was treated as a “reverse acquisition” of RBC for financial accounting purposes. RBC was considered the acquirer for accounting purposes, and the historical financial statements of B4MC before the Business Combination were replaced with the historical financial statements of RBC before the Business Combination in all future filings with the SEC. The Purchaser Common Stock issued to the Sellers in connection with the Business Combination have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration. In this report, references to RocketFuel, the “Company,” “we” and similar terms are to B4MC following the consummation of the reverse acquisition. In September 2018 B4MC changed its name to RocketFuel Blockchain, Inc.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Our corporate headquarters are located in San Francisco, California.

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended September 30, 2021 and cash flows for the six months ended September 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These condensed financial statements should be read in conjunction with our audited financial statements as of March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2021.

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

3. Summary of Significant Principles

Other than as discussed herein, our significant accounting policies are described in Note 3 to the audited financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K as filed with the SEC on July 22, 2021.

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, during fiscal 2022 we issued financial instruments including convertible promissory notes payable with embedded conversion features that do not afford equity classification. As required by ASC 815, these embedded conversion options are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimated the fair value of its bifurcated embedded conversion features using a Stock Path Monte Carlo Simulation model. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and risk-free rates of return) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

4. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three and six months ended September 30, 2021, we reported a net loss of $1,178,538 and $2,383,129, respectively, which included as a component of general and administrative expenses in the statement of operations a non-cash stock-based compensation charge of $329,850 and $646,746, respectively, and cash flows used in operating activities during the six months ended September 30, 2021 of $1,403,745. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the six months ended September 30, 2021 we raised $682,500 through the exercise by certain investors of common stock purchase warrants. On November 4, 2021, we completed a public offering of 6,666,667 shares of Common Stock and accompanying warrants to purchase 6,666,667 shares of Common Stock and raised $5,000,000 in gross proceeds. See Note 14 – Subsequent Events. We have used and plan to continue using the net proceeds of the private placement, warrant exercise and public offering to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrant, the public offering and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

5. New Accounting Pronouncements

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

6. Related Party Transactions

During the three and six months ended September 30, 2021 and 2020, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $75,009 and $99,170 for the three and six months ended September 30, 2021, respectively. We recorded legal fees paid to the Affiliate of $15,959 and $21,463 for the three and six months ended September 30, 2020, respectively. As of September 30, 2021 and March 31, 2021 we had $72,155 and $35,475, respectively, payable to the Affiliate.

In May 2021, we paid an affiliate of our executive chairman $3,000 to provide website-related services.

7. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one year term which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the three and six months ended September 30, 2021, we recorded revenues of $5,000 and $12,500, respectively, as a result of the amortization of $20,000 of deferred revenues recorded in connection with the execution of contracts with two customers. The contracts with these customers have one-year terms from the date of execution (the “Contract Term”), that provided for the payment of $10,000 in the aggregate in connection with the implementation of our blockchain technology. In addition, the Contract Term provided for transaction processing using our blockchain technology with no fees during the Contract Term as an inducement to adopt our blockchain technology. As of September 30, 2021 and March 31, 2021, we recorded total deferred revenue of $12,500 and $10,000, respectively. As of September 30, 2021 and March 31, 2021 there was $0 and $10,000, respectively receivable from these two customers.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

8. Convertible Note Payable

On August 4, 2021, we entered into a securities purchase agreement with a lender pursuant to which we sold a convertible note payable in the principal amount of $130,000 for cash proceeds of $126,250. The convertible note is due one year from issuance, pays interest at the rate of 8% per annum, unless in default, upon which the interest rate would increase to 22% and the principal balance would increase by 150% or 200% depending upon the nature of the default. The convertible note gives us the right to prepay the note within the first 180 days from issuance at prepayment rates ranging from 110% to 125% of the then outstanding principal and interest balance. At any time during the period beginning 180 days from the origination date to the maturity date or date of default, the holder can convert all or any part of the outstanding balance into common stock at a conversion price per share equal to 65% of the lowest daily volume weighted average price of our common stock during the 10 trading days prior to the date of conversion.

We evaluated the embedded conversion feature and concluded that it required to be bifurcated and accounted for as a derivative liability due to the lack of explicit limit on the number of shares that may be required to be issued to settle the instrument. Accordingly, the fair value of the embedded conversion feature at inception was reflected as a derivative liability in the balance sheet, with a resulting discount applied to the note payable. At inception, the fair value of the conversion feature was deemed to be $120,151 as determined using a Stock Path Monte Carlo Simulation model. The key assumptions used in this valuation included: (1) dividend yield of 0%, (2) expected volatility of 197.41%, (3) risk-free interest rate of 0.07%, (4) expected life of 1 year, and (5) the quoted market price of $1.01 for our common stock.

At September 30, 2021, the embedded conversion feature had a fair value of $113,410, resulting in the recognition of other income of $6,741 in the income statement. The key assumptions used in this valuation included: (1) dividend yield of 0%, (2) expected volatility of 168.92%, (3) risk-free interest rate of 0.09%, (4) expected life of 0.84 year, and (5) the quoted market price of $1.10 for our common stock.

A rollforward of the embedded conversion feature derivative liability for the six months ended September 30, 2021 is as follows:

Beginning balance	$-
Issuances during period	120,151
Change in fair value during period	(6,741)
Ending balance	$113,410

At inception, the convertible note had a debt discount of $123,901 which will be amortized to interest expense over the life of the note. The remaining debt discount at September 30, 2021 related to the convertible note was $104,552.

9. Income Taxes

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

We had no income tax credits for the three and six months ended September 30, 2021 and 2020. The effective tax rates for the three months and six ended September 30, 2021 was 21.0%. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance.

10. Stockholders’ Equity (Deficit)

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

On May 1, 2020, the Company issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share (the “First Warrant”). The warrant expired on April 30, 2021. The Company also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2021. During the three-month period ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021 we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. On August 19, 2021, the warrant holder exercised warrants from the Second Warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share.

On February 25, 2021, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (“Triton” or the “Selling Stockholder,” which term also includes Triton’s successors and assigns under the Stock Purchase Agreement and the Warrant). Under the Stock Purchase Agreement Triton, which is an unrelated third party, agreed to invest up to $1,000,000 through purchases of our Common Stock during the commitment period (which runs through December 31, 2022). During the commitment period, we may, in our sole discretion, deliver purchase notices to Triton stating the dollar amount of shares which we intend to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice will be the number of shares of Common Stock to be purchased multiplied by the greater of (i) $1.65 or (ii) 80 percent of the lowest closing price of our Common Stock within 15 business days prior to the closing date for the purchase. The closing date for each purchase is five business days following the date of the corresponding purchase notice. As of September 30, 2021, we have not issued any purchase notices pursuant to the Stock Purchase Agreement. In connection with these transactions, we paid Triton an administrative fee of $15,000.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

On March 31, 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for (1) the payment of $10,000 in connection with the implementation of our blockchain technology and (2) the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. On August 4, 2021, we issued such 10,000 shares of our common stock to the customer.

From January 1, 2018 through September 30, 2021, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,600,595 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $1.08 per share.

On February 15, 2021, we issued a warrant to purchase 265,982 shares of our common stock to our chief executive officer at an exercise price of $1.00 per share.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D or S, or Rule 701, thereunder.

As of September 30, 2021, and March 31, 2021, we had 25,098,416 shares and 24,438,416 shares of our common stock issued and outstanding, respectively.

11. Employment Agreements

Gert Funk

Mr. Funk has received a grant of options to purchase 500,000 shares of our Common Stock. The options will be issued under our 2018 Stock Incentive Plan (the “2018 Plan”). The options will (i) be incentive stock options, (ii) have an exercise price equal to $1.08 per share, which is the fair market value per share of our Common Stock on March 15, 2021, as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable as to 1/48th of the shares subject to the options on the 15th day of each calendar month during the term of his employment agreement, commencing on April 15, 2021, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. Vesting of the options will be accelerated upon a change of control.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

12. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. As of September 30, 2021 and March 31, 2021 there were 399,405 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. As of the date of the filing of this Quarterly Report on Form 10-Q, we had not yet solicited votes from our stockholders to approve the increase in the number of shares of our common stock available for grant pursuant to the 2018 Plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Service-Based Stock Option Grants

From August 8, 2018 through September 30, 2021, we granted service-based options to employees and consultants, pursuant to the 2018 Plan, exercisable into a total of 5,000,595 shares of our common stock. In determining the fair value of the service-based options granted during the period from August 8, 2018 through September 30, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.00 - $2.75
Grant date fair market value per share	$1.00 - $2.75
Expected term of option in years	6.25
Expected volatility	40.3% to 220.5%
Expected dividend rate	0.00%
Risk free interest rate	0.42% to 2.83%

During the three months ended September 30, 2021, we granted service-based options pursuant to the 2018 Plan to (i) one employee exercisable into 1,010 shares of our common stock at exercise prices from $1.00 per share to $1.11 per share; and (ii) one consultant exercisable into 100,000 shares of our common stock at an exercise price of $1.08 per share. During the six months ended September 30, 2021, we granted service-based options pursuant to the 2018 Plan to (i) one employee exercisable into 2,825 shares of our common stock at exercise prices from $1.00 per share to $2.75 per share; and (ii) one consultant exercisable into 100,000 shares of our common stock at an exercise price of $1.08 per share. In determining the fair value of the service-based options granted during the three and six months September 30, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.00 - $2.75
Grant date fair market value per share	$1.00 - $2.75
Expected term of option in years	6.25
Expected volatility	211.1% to 220.5%
Expected dividend rate	0.00%
Risk free interest rate	0.71% to 1.02%

Activity under the 2018 Plan for all service-based stock options for the six months ended September 30, 2021 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2021:	4,897,770	$1.08	9.63	1,175,417
Granted	102,825	1.10	9.80	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of September 30, 2021	5,000,595	$1.08	7.96	$99,982
Options exercisable as of September 30, 2021	1,551,422	$1.08	7.96	$30,998
Options vested or expected to vest as of September 30, 2021	1,551,422	$1.08	7.96	$30,988

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

As of September 30, 2021 and March 31, 2021 there were 399,405 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2021 of $1.10 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. There were no service-based stock options exercised under the 2018 Plan for the three and six months ended September 30, 2021 and 2020.

For the three and six months ended September 30, 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $294,446 and $585,939, respectively. For the three and six months ended September 30, 2020, we recorded no stock-based compensation expense for service-based stock options pursuant to the 2018 Plan. As of September 30, 2021, we had $3,623,019 of unrecognized stock-based compensation cost related to service-based stock options.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Activity under the 2018 Plan for all performance-based stock options for the six months ended September 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at April 1, 2021	600,000	1.08	9.83	144,000
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of September 30, 2021	600,000	$1.08	9.21	$12,000
Options exercisable as of September 30, 2021	151,566	$1.08	8.96	$3,031
Options vested or expected to vest as of September 30, 2021	151,566	$1.08	8.96	$3,031

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2021 of $1.10 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. There were no performance-based stock options exercised under the 2018 Plan for the three months ended September 30, 2021.

For the three and six months ended September 30, 2021, we recorded performance-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $25,404 and $50,808, respectively. For the three and six months ended September 30, 2020, we recorded no performance-based compensation expense for performance-based stock options pursuant to the 2018 Plan. As of September 30, 2021, we had $347,167 of unrecognized stock-based compensation cost related to performance-based stock options.

13. Legal Proceedings

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any party has an interest adverse to us.

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

We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. After his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RBC, a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our Common Stock. Mr. Page has filed an answer denying our clams and has asserted cross- and counterclaims against us and several of our shareholders alleging breach of contract and fraud. In September 2021, Mr. Page voluntarily dismissed all of the counterclaims against the shareholders. We intend to vigorously contest these allegations.

On March 2, 2021, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Ellenoff Grossman & Schole LLP (“EGS”) for negligence and legal malpractice, breach of contract and breach of fiduciary duty. EGS had represented RBC prior to the Business Combination and represented us after the closing of the Business Combination through August 2019. In the litigation against Mr. Page, he has alleged that he provided information to an EGS partner that the patent applications had been abandoned and that EGS failed to inform RBC and us of that fact. We are seeking damages and the return of legal fees previously paid.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

14. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the matters discussed below, we did not have any other material recognizable subsequent events during this period.

Issuance of Common stock to a Customer

In April 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for (1) the payment in installments of $10,000 in connection with the implementation of our blockchain technology and (2) the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. On October 6, 2021, we issued such 10,000 shares of our common stock to the customer.

Geneva Roth Convertible Note Transaction

On November 8, 2021, we repaid in full the convertible note issued to Geneva Roth, described in Note 8. There were no conversions on the convertible note prior to November 8, 2021 repayment date.

G Kapital Convertible Note Transaction

On September 9, 2021, we entered into Subscription Agreement (the “Subscription Agreement”) with G Kapital AsP, an accredited investor (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note in the principal amount of $1,500,000 (the “Note”). On September 14, 2021, we amended and restated the Subscription Agreement (as so Amended and Restated, the “A&R Subscription Agreement”) to, among other things, provide that the closing date will be the earlier of October 15, 2021 or such earlier date as agreed between the parties (subject to the terms and conditions of the A&R Subscription Agreement), and that we may terminate the A&R Subscription Agreement at any time prior to the Investor’s payment for the Note. G Kapital did not consummate the purchase of the Note by the closing date, and the Note was not issued.

Amendment of Triton Funds Stock Purchase agreement and Warrants

On October 11, 2021, we and Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party, entered into an amendment to the Common Stock Purchase Agreement (the “CSPA”) dated February 25, 2021. Under the CSPA, Triton agreed to invest up to $1,000,000 in the Company through purchases of common stock during the commitment period (which runs through December 31, 2022). During the commitment period, the Company may, in its sole discretion, deliver purchase notices to Triton stating the dollar amount of shares which the Company intends to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice under the CSPA, as amended, is the number of shares of common stock to be purchased multiplied by the greater of (i) $1.00 (changed from $1.65) or (ii) eighty percent (80%) of the lowest closing price of the common stock within fifteen business days prior to the closing date for the purchase. The closing date for each purchase is five business days following the date of the corresponding purchase notice.

In connection with the amendment to the CSPA, the Company also amended the warrants issued to Triton. As amended the warrants are to purchase, in one or more installments, 1,300,000 shares (increased from 800,000 under the CSPA) of the Company’s common stock (the “Warrants”) at an exercise price equal to the greater of (i) $1.00 per share (changed from $1.65) and (ii) eighty percent (80%) of the average closing price of the common stock over the 90-calendar day period preceding the Warrant exercise date, subject to adjustments. The Warrants terminate on February 25, 2026.

On May 5, 2021, Triton exercised 50,000 Warrants for an aggregate purchase price of $82,500 ($1.65 per share). After the amendment, 1,250,000 Warrants remain unexercised.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Public Offering of Common Stock

On November 4, 2021, we completed a public offering (the “Offering”) of 6,666,667 shares of our common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 6,666,667 shares of Common Stock (the “Common Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrant was $0.75. The Offering was made under an effective registration statement on Form S-1 (File No. 333-260420) initially filed with the Securities and Exchange Commission on October 22, 2021, as subsequently amended, and declared effective on October 28, 2021.

The Common Warrants are immediately exercisable at an exercise price equal to $0.75 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Common Warrants. The Warrants are exercisable for five and one-half years from the initial exercise date.

On November 1, 2021, in connection with the Offering, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. The Purchase Agreement sets forth the economic terms set forth above and contains our customary representations and warranties, as well as certain indemnification obligations and ongoing covenants. In addition, under the Purchase Agreement, we agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any of our shares (or our subsidiaries’) Common Stock or common stock equivalents for a period of 90 days from the closing of the Offering, other than certain exempt issuances. Additionally, we also agreed for a period of two years following the closing date of the Offering not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, Common Stock at a conversion price, exercise price or exchange price which floats with the trading price of our Common Stock or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby we may issue securities at a future-determined price. This agreement does not apply to the offer, issuance or sale by us of Common Stock pursuant to an at-the-market offering facility we may enter with the placement agent of the Offering following expiration of the 90-day lock-up period.

The net proceeds to us from the Offering, after deducting placement agent’s fees and other Offering expenses, and excluding the proceeds, if any, from the exercise of the Common Warrants, were approximately $4.37 million. We intend to use the net proceeds of the Offering for general corporate purposes and to fund ongoing operations and expansion of our business.

In connection with the Offering, pursuant to an engagement letter (the “Engagement Letter”) dated as of July 9, 2021, as amended on September 20, 2021 and on October 28, 2021 between us and H.C. Wainwright & Co., LLC (“Wainwright”), we paid Wainwright (i) a total cash fee equal to 8.0% of the aggregate gross proceeds received by us from the sale of the securities in the transaction, and (ii) a non-accountable expense allowance of $75,000. Pursuant to the Engagement Letter, we also issued to Wainwright or its designees warrants to purchase up to an aggregate of 533,333 shares of Common Stock (8.0% of the aggregate number of shares of Common Stock sold in the Offering) (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants are exercisable for five years from the date of the Purchase Agreement and have an exercise price equal to 125% of the purchase price per share of Common Stock in the Offering, or $0.9375 per share.

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

The Business Combination was treated as a “reverse acquisition” of RBC for financial accounting purposes. RBC was considered the acquirer for accounting purposes, and the historical financial statements of B4MC before the Business Combination were replaced with the historical financial statements of RBC before the Business Combination in all future filings with the SEC. The Purchaser Common Stock issued to the Sellers in connection with the Business Combination have not been registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These shares may not be offered or sold in the United States absent registration or an applicable exemption from registration. In this prospectus, references to RocketFuel, the “Company,” “we” and similar terms are to B4MC following the consummation of the reverse acquisition. In September 2018 B4MC changed its name to RocketFuel Blockchain, Inc.

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

Our solution is designed to be implemented on an eCommerce site’s check-out page. The technology will also be used for different scenarios, including paying for services, paying invoices, and other payment strategies. In addition, we anticipate that a future version of our payment system will allow for advertisements in which the entire check out process is embedded to be placed on third party websites where sales may be completely finalized. Thus, our technology will enable eCommerce strategies that can include advertisements with a fully integrated check-out process. We believe that this has never before been accomplished on any eCommerce platform. We believe that such advertisements could provide significant new sales channels to retailers that are simply not possible with legacy check-out solutions. We also believe that transaction costs on our system will be significantly less expensive than the cost of credit-card transactions.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and six months ended September 30, 2021 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2021. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended September 30, 2021 vs September 30, 2020

Revenues

During the three months ended September 30, 2021, we recorded revenues of $9,375 as a result of (i) the recognition of $5,000 of setup fee revenues on the amortization of deferred revenues of $20,000 recorded since March 31, 2021 in connection with the execution of contracts with two customers; and (ii) normally occurring service fee revenues of $4,375 with several customers. During the three months ended September 30, 2020, we did not generate any revenue and had not yet commenced commercial operations.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development

Research and development expenses for the three months ended September 30, 2021 were $294,326 as compared with $10,304 for the prior year period, an increase of $284,022. The increase is primarily a result of the engagement of contract developers and the payroll expenses incurred in connection with the hiring of our full-time chief technology officer, all of whom were engaged in continued development of and improvements in our blockchain technology for payment processing.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $879,355 as compared with $220,260 for the prior year period, an increase of $659,095. The increase is primarily a result of (i) legal fees incurred in connection with certain litigation costs; (ii) payroll expenses incurred in connection with the hiring of certain key management personnel; and (ii) stock-based compensation. We did not have any expenditures for litigation-related legal fees, payroll expenses or stock-based compensation during the three months ended September 30, 2020.

For the Six Months Ended September 30, 2021 vs September 30, 2020

Revenues

During the six months ended September 30, 2021, we recorded revenues of $11,875 as a result of (i) the recognition of $7,500 of setup fee revenues on the amortization of deferred revenues of $20,000 recorded since March 31, 2021 in connection with the execution of contracts with two customers; and (ii) normally occurring service fee revenues of $4,375 with several customers. During the six months ended September 30, 2020, we did not generate any revenue and had not yet commenced commercial operations.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development

Research and development expenses for the six months ended September 30, 2021 were $650,762 as compared with $13,909 for the prior year period, an increase of $636,853. The increase is primarily a result of the engagement of contract developers and the payroll expenses incurred in connection with the hiring of our full-time chief technology officer, all of whom were engaged in continued development of and improvements in our blockchain technology for payment processing.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2021 were $1,730,010 as compared with $314,015 for the prior year period, an increase of $1,415,995. The increase is primarily a result of (i) legal fees incurred in connection with certain litigation costs; (ii) payroll expenses incurred in connection with the hiring of certain key management personnel; and (ii) stock-based compensation. We did not have any expenditures for litigation-related legal fees, payroll expenses or stock-based compensation during the six months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $205,336 as compared to $800,331 as of March 31, 2020.

During the six months ended September 30, 2021, we had net cash of $1,403,745 used in operating activities, which was composed primarily of (i) our net loss of $2,383,129 and (ii) increases in prepaid and other current assets of $13,779 which were primarily for legal fee retainers. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $646,746 in connection with stock options granted pursuant to the 2018 Stock Option Plan, and (ii) an increase in accounts payable and accrued expenses of $288,029. During the six months ended September 30, 2020, we had net cash of $160,513 used in operating activities, which was composed of our net loss of $327,924 and offset by stock-based compensation of $162,000 for the issuance of 150,000 shares of our common stock to a consultant.

During the six months ended September 30, 2021, we had net cash of $808,750 provided by financing activities as a result of the issuance of 650,000 shares of our common stock to two private investors in connection with the exercise of warrants which provided $682,500 in cash consideration; and (ii) the issuance of a convertible note payable providing net proceeds of $126,250.. During the six months ended September 30, 2020, we had net cash of $478,750 provided by financing activities as a result of the issuance 478,750 shares of our common stock to a private investor.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2021, we reported a net loss of $2,383,129, which included non-cash stock-based compensation of $646,746, and cash flows used in operating activities of $1,403,745. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

On November 4, 2021, we completed a public offering of 6,666,667 shares of Common Stock and accompanying warrants to purchase 6,666,667 shares of Common Stock and raised $5,000,000 in gross proceeds. We will require additional financing in order to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. Any potential future sale of equity or debt securities may result in dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, or at all. If we are required to raise additional financing, but are unable to obtain such financing, we may be required to delay, reduce the scope of, or eliminate one or more aspects of our operations or business development activities.

Commitments

We do not have any long-term commitments as of September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It has already disrupted global travel, supply chains and the labor market and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the six months ended September 30, 2021 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. We have not received any government assistance from various relief packages available in countries where we operate.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; labor shortages and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any party has an interest adverse to us.

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

We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. After his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we are alleging that Mr. Page was aware of the abandonments when he assigned the patents to RBC, a private corporation that he controlled, and that he failed to disclose to us the abandonments when we acquired RBC in exchange for shares of our Common Stock. In September 2021, Mr. Page voluntarily dismissed all of the counterclaims against the shareholders. We intend to vigorously contest these allegations.

On March 2, 2021, we filed a lawsuit in the U.S. District Court for the Southern District of New York against Ellenhoff Grossman & Schole LLP (“EGS”) for negligence and legal malpractice, breach of contract and breach of fiduciary duty. EGS had represented RBC prior to the Business Combination and represented us after the closing of the Business Combination through August 2019. In the litigation against Mr. Page, he has alleged that he provided information to an EGS partner that the patent applications had been abandoned and that EGS failed to inform RBC and us of that fact. We are seeking damages and the return of legal fees previously paid.

Item 1A. Risk Factors

Together with the risk factors below, the Risk Factors identified in our Annual Report on Form 10-K for the year ended March 31, 2021 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

Currently, the members of the Board of Directors are Gert Funk, Bennett Yankowitz and Peter Jensen, none of whom are “independent” as defined under national stock exchange rules. Therefore, all decisions of the Board of Directors will be made by persons who are not considered independent directors. If we seek to list our common stock on a national securities exchange, we will need to have a majority of the members of our board of directors be independent, but we may not be able to identify independent directors qualified to be on our board who are willing to serve. We do not currently have an audit committee and have not established independent oversight over our management and internal controls. Therefore, we are exposed to the risk that material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures may occur and not be detected in a timely manner or at all. In the event there are deficiencies or weaknesses in our internal controls, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. These misstatements or acts of fraud could also cause our company to lose value and investors to lose confidence in us.

Changes in government regulation and industry standards applicable to the Internet and our business could decrease demand for our technologies and services or increase our costs.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could increase the costs of conducting business on the Internet and could decrease demand for our technologies and services. In the United States, federal and state laws have been enacted regarding copyrights, sending of unsolicited commercial email, user privacy, search engines, Internet tracking technologies, direct marketing, data security, children’s privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, taxation and acceptable content and quality of goods. Other laws and regulations may be adopted in the future. Laws and regulations, including those related to privacy and use of personal information, are changing rapidly outside the United States as well, which may make compliance with such laws and regulations difficult, and which may negatively affect our ability to expand internationally. This legislation could: (i) hinder growth in the use of the Internet generally; (ii) decrease the acceptance of the Internet as a communications, commercial and advertising medium; (iii) reduce our revenue; (iv) increase our operating expenses; or (v) expose us to significant liabilities.

H.R. 3684, the infrastructure bill that passed the Senate in August 2021, contains a provision regarding reporting of cryptocurrency transactions to the Internal Revenue Service. Under the Senate version of the bill, brokers must report digital asset transactions to the Internal Revenue Service. The Senate bill also expands the definition of broker to include “any person who (for consideration) is responsible for regularly providing any service effectuating transfers of digital assets on behalf of another person.” The bill is being considered by the House and it is unclear if the bill will be passed by the House or otherwise signed into law. It is also unclear if the cryptocurrency reporting provision passed in the Senate bill would remain in the House bill or would be amended in some way. Should the provision become law, it is possible that RocketFuel may have obligations under the provision to report digital asset transactions to the Internal Revenue Service.

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

From January 1, 2018 through September 30, 2021, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,600,595 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $1.08 per share.

These transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D and S thereunder.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed copy of Articles of Incorporation of RocketFuel Blockchain, Inc., as currently in effect - incorporated by reference to Exhibit 3.1 to Amendment to Registration Statement on Form S-1 filed October 20, 2021.

3.2	Amended and Restated Bylaws - incorporated by reference to Exhibit 2.1 to Form 8-K filed June 9, 2018.

10.1

Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and RocketFuel Blockchain, Inc., dated August 4, 2021 - incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2021.

10.2	$130,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and RocketFuel Blockchain, Inc., dated August 4, 2021 - incorporated by reference to Exhibit 10.2 to Form 8-K filed August 10, 2021.

10.3	Amended and Restated Subscription Agreement dated September 14, 2021 between the Company and G Kapital ApS - incorporated by reference to Exhibit 10.1 to Form 8-K filed September 15, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated: November 19, 2021

