Form 10-Q
period 2021-12-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2022-02-22
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	90-1188745
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(424) 256-8560

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None		None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding at February 22, 2022: 31,975,083.

ROCKETFUEL BLOCKCHAIN, INC.

PART I FINCANCIAL INFORMATION

Item 1 Financial Statements

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

(Unaudited)

	December 31, 2021	March 31, 2021

ASSETS
Current Assets:
Cash	$3,504,914	$800,331
Accounts receivable	16,325	10,000
Prepaid and other current assets	57,338	5,000
Total current assets	3,578,577	815,331

Total Assets	$3,578,577	$815,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137,683	$144,830
Payable to related party	22,426	35,475
Deferred revenue	19,931	10,000
Total current liabilities	180,040	190,305
Total liabilities	180,040	190,305

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding as of December 31, 2021 and March 31, 2021	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 31,975,083 shares and 24,438,416 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	31,975	24,438
Additional paid in capital	10,962,495	4,584,214
Accumulated deficit	(7,595,933)	(3,983,626)
Total stockholders’ equity	3,398,537	625,026

Total Liabilities and Stockholders’ Equity	$3,578,577	$815,331

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue, net	$9,381	$-	$21,256	$-

Expenses:
Research and development	288,631	18,864	923,996	32,773
General and administrative expenses	931,108	229,999	2,676,535	544,014
Total operating expenses	1,219,739	248,863	3,600,531	576,787
Loss from operations	(1,210,358)	(248,863)	(3,579,275)	(576,787)
Other income (expense)
Change in fair value of derivative liability	(2,633)	-	4,128	-
Loss on debt extinguishment	(15,076)	-	(15,076)	-
Interest expense	(1,111)	-	(22,084)	-
Other expense	(18,820)	-	(33,032)	-
Net loss before provision for income taxes	(1,229,178)	(248,863)	(3,612,307)	(576,787)

Provision for income taxes	-	-	-	-
Net Loss	$(1,229,178)	$(248,863)	$(3,612,307)	$(576,787)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.14)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	29,455,337	23,561,493	26,461,277	23,344,000

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended December 31, 2020 and 2021

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2020	-	$-	22,809,666	$22,810	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	-	-	478,750	478	478,272	-	478,750
Net loss		-		-	-	(97,360)	(97,360)
Balance at June 30, 2020	-	-	23,288,416	23,288	2,013,029	(1,717,404)	318,913

Issuance of common stock to consultants		-	150,000	150	161,850	-	162,000
Net loss		-	-	-	-	(230,564)	(230,564)
Balance at September 30, 2020			23,438,416	23,438	2,174,879	(1,947,968)	250,349

Issuance of common stock in connection with exercise of investor warrant	-	-	400,000	400	399,600	-	400,000
Stock-based compensation - employee option grants	-	-	-	-	164,217	-	164,217
Placement agent fee	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	(248,863)	(248,863)
Balance at December 31, 2020	-	$-	23,838,416	$23,838	$2,688,696	$(2,196,831)	$515,703

Balance at March 31, 2021	-	$-	24,438,416	$24,438	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	550,000	550	581,950	-	582,500
Stock-based compensation - employee and consultants option grants	-	-	-	-	316,896	-	316,896
Net loss	-	-	-	-	-	(1,204,591)	(1,204,591)

Balance at June 30, 2021	-	-	24,988,416	24,988	5,483,060	(5,188,217)	319,831

Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	100,000	100	99,900	-	100,000
Issuance of common stock to customer	-	-	10,000	10	9,990	-	10,000
Stock-based compensation - employee and consultants option grants	-	-	-	-	319,850	-	319,850
Net loss	-	-	-	-	-	(1,178,538)	(1,178,538)
Balance at September 30, 2021	-	-	25,098,416	25,098	5,912,800	(6,366,755)	(428,857)

Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	200,000	200	199,800	-	200,000
Issuance of common stock and warrants, net of issuance cost	-	-	6,666,667	6,667	4,518,334	-	4,525,001
Issuance of common stock to customer	-	-	10,000	10	9,990	-	10,000
Stock-based compensation - employee and consultants option grants	-	-	-	-	321,571	-	321,571
Net loss	-	-	-	-	-	(1,229,178)	(1,229,178)
Balance as of December 31, 2021	-	$-	31,975,083	$31,975	$10,962,495	$(7,595,933)	$3,398,537

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(3,612,307)	$(576,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	978,317	326,217
Change in fair value of derivative liability	(4,128)	-
Loss on extinguishment of convertible note payable	15,076	-
Amortization of debt discount	22,084	-

Changes in operating assets and liabilities:
Accounts receivable	(6,325)	-
Prepaid expenses and other current assets	(52,338)	-
Accounts payable and accrued expenses	(7,147)	17,238
Payable to related party	(13,049)	-
Deferred revenue	9,931	-
Net cash flows used in operating activities	(2,669,886)	(233,332)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of placement agent fee	5,407,501	828,750
Proceeds from convertible note payable, net	126,250	-
Repayment of convertible note payable	(159,282)	-
Net cash flows provided by financing activities	5,374,469	828,750
Net change in cash	2,704,583	595,418
Cash at beginning of period	800,331	7,838
Cash at end of period	$3,504,914	$603,256

Supplemental disclosure of non-cash flow information
Common stock issued to customers for early adopter	$20,000	$-
Common stock issued to consultant in lieu of cash	$-	$162,000

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to B4MC all right, title and interest in and to one hundred percent (100%) of the issued and outstanding Common Stock of RBC for an aggregate of 17,001,312 shares of Common Stock, par value $0.001 per share, of B4MC (the “Purchaser Common Stock”), (such transaction, the “Business Combination”). As a result of the Business Combination, RBC became a 100% wholly owned subsidiary of B4MC. In September 2018, B4MC changed its name to RocketFuel Blockchain, Inc.

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

Business

We (or the “Company”) provide cryptocurrency and other check-out and payment systems that securely automate and simplify the way online payment and shipping information is received by merchants from their customers. Our “one click” checkout solution is modeled on the “buy now” button on leading eCommerce sites. Our check-out systems are designed to enhance customers’ data protection, enabling consumers to pay for goods and services using cryptocurrencies or by direct transfers from their bank accounts without exposing spending credentials such as credit card data. At the same time, our check-out systems are designed to increase the speed, security and ease of use for both customers and merchants and include a merchant portal that provides detailed transactions and metrics about payments received by the merchant. Our system also includes a customer portal where shoppers are able to track their payments, configure payment defaults and connect with various cryptocurrency exchanges and banks to facilitate payment to merchants. Merchants are able to integrate a unique pop-up user interface that allows customers to pay directly from their eCommerce checkout page with no need to redirect to another website or web page.

Our corporate headquarters are located in San Francisco, California.

2. Interim Financial Statements and Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and nine months ended December 31, 2021 and cash flows for the nine months ended December 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These unaudited financial statements should be read in conjunction with our audited financial statements as of March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on July 22, 2021.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the amounts reported in our unaudited financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Research and development expenses for the prior quarters of the current year, totaling $15,397, were reclassified to general and administrative expenses to more correctly report the nature of certain expenses.

Earnings (Loss) Per Share

The Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value per share. At December 31, 2021, there were 31,975,083 shares of common stock issued and outstanding.

For the three and nine months ended December 31, 2021 and 2020, only basic earnings (losses) per share are presented. The effect of the Company’s outstanding convertible note payable, options and warrants, would have been anti-dilutive.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, during the second quarter of fiscal 2022, we issued financial instruments including convertible promissory notes payable with embedded conversion features that do not afford equity classification. As required by ASC 815, these embedded conversion options are required to be carried as derivative liabilities, at fair value, in our financial statements (See Note 8). During the third quarter of fiscal 2022, these derivatives were satisfied.

When derivative treatment is determined, we estimate the fair value of the bifurcated embedded conversion features using a Stock Path Monte Carlo Simulation model. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and risk-free rates of return) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

4. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three and nine months ended December 31, 2021, we reported a net loss of $1,229,178 and $3,612,307, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $331,571 and $978,317, respectively, and cash flows used in operating activities during the nine months ended December 31, 2021 of $2,669,886. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the six months ended September 30, 2021, we raised $682,500 through the exercise by certain investors of common stock purchase warrants. During the three months ended December 31, 2021, we completed a public offering of 6,666,667 shares of Common Stock and accompanying warrants to purchase 6,666,667 shares of Common Stock and raised $5,000,000 in gross proceeds. See Note 9 – Stockholders’ equity (deficit). We have used and plan to continue using the net proceeds of the private placement, warrant exercise and public offering to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain-based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrants, the public offering and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

5. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting, or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

6. Related Party Transactions

During the three and nine months ended December 31, 2021 and 2020, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $16,952 and $116,122 for the three and nine months ended December 31, 2021, respectively. We recorded legal fees paid to the Affiliate of $13,414 and $34,877 for the three and nine months ended December 31, 2020, respectively. As of December 31, 2021 and March 31, 2021, we had $22,426 and $35,475, respectively, payable to the Affiliate.

In the three and nine months ended December 31, 2021, we paid an affiliate of our executive chairman $nil and $3,000, respectively, to provide website-related services.

7. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the three and nine months ended December 31, 2021, we recorded revenues of $9,381 and $21,256, respectively.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

We evaluated the embedded conversion feature and concluded that it was required to be bifurcated and accounted for as a derivative liability due to the lack of explicit limit on the number of shares that may be required to be issued to settle the instrument. Accordingly, the fair value of the embedded conversion feature at inception was reflected as a derivative liability in the balance sheet, with a resulting discount applied to the note payable. At inception, the fair value of the conversion feature was deemed to be $120,151 as determined using a Stock Path Monte Carlo Simulation model. The key assumptions used in this valuation included: (1) dividend yield of 0%, (2) expected volatility of 197.41%, (3) risk-free interest rate of 0.07%, (4) expected life of 1 year, and (5) the quoted market price of $1.01 for our common stock.

On November 8, 2021, we repaid the convertible note in full. Using the same valuation method, the fair value of the embedded conversion feature at repayment was $116,023, resulting in a change in fair value of the derivative liability of $(2,633) and $4,128 for the three and nine months ended December 31, 2021, respectively. We also recognized a loss on debt extinguishment of $15,076 for the three and nine months ended December 31, 2021. There was no conversion prior to November 8, 2021.

9. Stockholders’ Equity (Deficit)

On January 9, 2020, we sold 10,000 shares of our common stock to a private investor, resulting in cash proceeds of $10,000. On February 13, 2020, we sold 11,250 shares of our common stock to a private investor, resulting in cash proceeds of $11,250. On April 29, 2020, we entered into a subscription agreement with a private investor for the purchase of 478,750 shares of our common stock, at a purchase price of $1.00 per share, resulting in cash proceeds of $478,750. All these transactions were part of a private placement of 500,000 shares of common stock. We paid a placement fee of $50,000 in connection with these transactions in the three months ended December 31, 2020.

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share (the “First Warrant”). The warrant was to expire on April 30, 2021. We also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2020. During the three-month period ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021, we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. In the nine months ended December 31, 2021, the warrant holder exercised warrants from the Second Warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. At December 31, 2021, there are 1,950,000 Second Warrants outstanding and exercisable.

On October 11, 2021, we and Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party, entered into an amendment to the Common Stock Purchase Agreement (the “CSPA”) dated February 25, 2021. Under the CSPA, Triton agreed to invest up to $1,000,000 in the Company through purchases of common stock during the commitment period (which runs through December 31, 2022). During the commitment period, the Company may, in its sole discretion, deliver purchase notices to Triton stating the dollar amount of shares which the Company intends to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice under the CSPA, as amended, is the number of shares of common stock to be purchased multiplied by the greater of (i) $1.00 (changed from $1.65) or (ii) eighty percent (80%) of the lowest closing price of the common stock within fifteen business days prior to the closing date for the purchase. The closing date for each purchase is five business days following the date of the corresponding purchase notice. In connection with the amendment to the CSPA, the Company also amended the warrants issued to Triton. As amended the warrants are to purchase, in one or more instalments, 1,300,000 shares (increased from 800,000 under the CSPA) of the Company’s common stock (the “Warrants”) at an exercise price equal to the greater of (i) $1.00 per share (changed from $1.65) and (ii) eighty percent (80%) of the average closing price of the common stock over the 90-calendar day period preceding the Warrant exercise date, subject to adjustments. The Warrants terminate on February 25, 2026. On May 5, 2021, Triton exercised 50,000 Warrants for an aggregate purchase price of $82,500 ($1.65 per share). After the amendment, 1,250,000 Warrants remain unexercised.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On March 31, 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for (1) the payment of $10,000 in connection with the implementation of our blockchain technology and (2) the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. On August 4, 2021, we issued such 10,000 shares of our common stock to the customer. On October 6, 2021, we issued 10,000 shares of our common stock to another customer.

From January 1, 2018 through December 31, 2021, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,600,595 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $1.08 per share.

On February 15, 2021, we issued a warrant to purchase 265,982 shares of our common stock to our chief executive officer at an exercise price of $1.00 per share.

All of these transactions were exempt from registration under the Securities Act of 1933 pursuant to Regulations D or S, or Rule 701, thereunder.

On November 4, 2021, we completed a public offering (the “Offering”) of 6,666,667 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 6,666,667 shares of Common Stock (the “Common Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrant was $0.75. The Common Warrants are immediately exercisable at an exercise price equal to $0.75 per share of Common Stock (the “Exercise Price”), subject to adjustments as provided under the terms of the Common Warrants. The Warrants are exercisable for five and one-half years from the initial exercise date.

On November 1, 2021, in connection with the Offering, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. The Purchase Agreement sets forth the economic terms set forth above and contains customary representations and warranties of the Company, as well as certain indemnification obligations of the Company and ongoing covenants for the Company. In addition, under the Purchase Agreement, the Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of the Company’s (or its subsidiaries’) Common Stock or common stock equivalents for a period of 90 days from the closing of the Offering, other than certain exempt issuances. Additionally, the Company has also agreed for a period of two years following the closing date of the Offering not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, Common Stock at a conversion price, exercise price or exchange price which floats with the trading price of our Common Stock or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby the Company may issue securities at a future-determined price. This agreement does not apply to the offer, issuance or sale by the Company of Common Stock pursuant to an at-the-market offering facility the Company may enter with the placement agent of the Offering following expiration of the 90-day lock-up period.

The net proceeds to the Company from the Offering, after deducting placement agent’s fees and other Offering expenses, and excluding the proceeds, if any, from the exercise of the Common Warrants, are approximately $4.37 million.

In connection with the Offering, pursuant to an engagement letter (the “Engagement Letter”) dated as of July 9, 2021, as amended on September 20, 2021 and on October 28, 2021 between the Company and H.C. Wainwright & Co., LLC (“Wainwright”), the Company paid Wainwright (i) a total cash fee equal to 8.0% of the aggregate gross proceeds received by the Company from the sale of the securities in the transaction, and (ii) a non-accountable expense allowance of $75,000. Pursuant to the Engagement Letter, the Company also issued to Wainwright or its designees warrants to purchase up to an aggregate of 533,333 shares of Common Stock (8.0% of the aggregate number of shares of Common Stock sold in the Offering) (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants are exercisable for five years from the date of the Purchase Agreement and have an exercise price equal to 125% of the purchase price per share of Common Stock in the Offering, or $0.9375 per share.

As of December 31, 2021, and March 31, 2021, we had 31,975,083 shares and 24,438,416 shares of our common stock issued and outstanding, respectively.

Warrants:

The following is a summary of warrants for the nine months ended December 31, 2021:

	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2021	1,565,982	$1.00 to 1.65
Issued	9,950,000	0.75 to 1.00
Exercised	(850,000)	1.00 to 1.65
Canceled	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2021	10,665,982	$0.84
Weighted average remaining contractual term (years)		4.37

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

10. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. As of December 31, 2021 and March 31, 2021 there were 399,405 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. As of the date of the filing of this Quarterly Report on Form 10-Q, we had not yet solicited votes from our stockholders to approve the increase in the number of shares of our common stock available for grant pursuant to the 2018 Plan.

Service-Based Stock Option Grants

From August 8, 2018 through December 31, 2021, we granted service-based options to employees and consultants, pursuant to the 2018 Plan, exercisable into a total of 5,000,595 shares of our common stock. In determining the fair value of the service-based options granted during the period from August 8, 2018 through December 31, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.00 - $2.75
Grant date fair market value per share	$1.00 - $2.75
Expected term of option in years	6.25
Expected volatility	40.3% to 220.5%
Expected dividend rate	0.00%
Risk free interest rate	0.42% to 2.83%

During the three months ended December 31, 2021, we granted no service-based options pursuant to the 2018 Plan. During the nine months ended December 31, 2021, we granted service-based options pursuant to the 2018 Plan to (i) one employee exercisable into 2,825 shares of our common stock at exercise prices from $1.00 per share to $2.75 per share; and (ii) one consultant exercisable into 100,000 shares of our common stock at an exercise price of $1.08 per share. In determining the fair value of the service-based options granted during the three and nine months ended December 31, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Service-Based Options
Option exercise price per share	$1.00 - $2.75
Grant date fair market value per share	$1.00 - $2.75
Expected term of option in years	6.25
Expected volatility	218.1% to 220.5%
Expected dividend rate	0.00%
Risk free interest rate	0.71% to 1.02%

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Activity under the 2018 Plan for all service-based stock options for the nine months ended December 31, 2021 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2021:	4,897,770	$1.08	9.63		$1,175,417
Granted	102,825	1.10	9.59		-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of December 31, 2021	5,000,595	$1.08	7.73	$	nil
Options exercisable as of December 31, 2021	1,830,448	$1.08	7.73	$	nil
Options vested or expected to vest as of December 31, 2021	1,830,448	$1.08	7.73	$	nil

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2021 of $0.24 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. There were no service-based stock options exercised under the 2018 Plan for the three and nine months ended December 31, 2021 and 2020.

For the three and nine months ended December 31, 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $296,167 and $882,105, respectively. For the three and nine months ended December 31, 2020, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $164,217 and $164,217, respectively. As of December 31, 2021, we had $3,326,852 of unrecognized stock-based compensation cost related to service-based stock options.

Performance-Based Stock Option Grants

We also granted performance-based options pursuant to the 2018 Plan to Rohan Hall, our chief technology officer, which are exercisable into 600,000 shares of our common stock subject to certain designated milestones. On March 18, 2021, our Board of Directors determined that Mr. Hall earned all of the performance-based options effective February 1, 2021. The Board of Directors also entered into a resolution whereby 75,000 shares of our common stock underlying the performance-based options would vest immediately and 525,000 shares of our common stock underlying the performance-based option would vest ratably over a 48-month period with the first vesting date being February 1, 2021.

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Activity under the 2018 Plan for all performance-based stock options for the nine months ended December 31, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at April 1, 2021	600,000	$1.08	9.83		$144,000
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of December 31, 2021	600,000	$1.08	8.71	$	nil
Options exercisable as of December 31, 2021	184,380	$1.08	8.71	$	nil
Options vested or expected to vest as of December 31, 2021	184,380	$1.08	8.71	$	nil

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2021 of $0.24 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. There were no performance-based stock options exercised under the 2018 Plan for the three and nine months ended December 31, 2021 and 2020.

For the three and nine months ended December 31, 2021, we recorded performance-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $25,404 and $76,212, respectively. For the three and nine months ended December 31, 2020, we recorded no performance-based compensation expense for performance-based stock options pursuant to the 2018 Plan. As of December 31, 2021, we had $321,763 of unrecognized stock-based compensation cost related to performance-based stock options.

11. Commitments and Contingencies

Legal Proceedings

On October 8, 2020, the Company filed a lawsuit in the U.S. District Court for the Central District of California against Joseph Page, our former director and chief technology officer. On January 13, 2021, the case was transferred to the U.S. District Court for the District of Nevada, Las Vegas Division. The causes of action include securities fraud under Federal and California law; fraud, breach of fiduciary duty, negligent misrepresentation and unjust enrichment under California law; and violation of California Business and Professions Code §17200 et seq. We are seeking injunctive and declaratory relief as well as damages of at least $5.1 million.

On May 29, 2019, Mr. Page resigned from the Company’s board. After his resignation, the Company retained independent patent counsel to review its patent applications. In connection with this review, the Company discovered certain deficiencies in some of the applications and in their assignments to the Company. determined that all of the applications had been abandoned. Based on this review, the Company decided to refile three of its applications with the U.S. Patent and Trademark Office, which the Company did in May 2020. It is the Company’s belief that the three newly filed patent applications cover and/or disclose the same subject matter as the Company disclosed in the five original patent applications. In this case, the Company’s rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, the Company is alleging that Mr. Page was aware of the abandonments when he assigned the patents to RBC, a private corporation that he controlled, and that he failed to disclose to the Company the abandonments when the Company acquired RBC in exchange for shares of the Company’s Common Stock. Mr. Page has filed an answer denying the Company’s clams and has asserted cross- and counterclaims against the Company and several of the Company’s shareholders alleging breach of contract and fraud. In September 2021, Mr. Page voluntarily dismissed all of the counterclaims against the shareholders. The Company intends to vigorously contest these allegations.

On March 2, 2021, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York against Ellenhoff Grossman & Schole LLP (“EGS”) for negligence and legal malpractice, breach of contract and breach of fiduciary duty. EGS had represented RBC prior to the Business Combination and represented us after the closing of the Business Combination through August 2019. In the litigation against Mr. Page, he has alleged that he provided information to an EGS partner that the patent applications had been abandoned and that EGS failed to inform RBC and us of that fact. We are seeking damages and the return of legal fees previously paid.

At the date of this report, the Company is unable to estimate the probability success or dollar amount of rulings in either of these cases, and as a result, has not accrued any potential benefit to the Company’s balance sheet. Attorney fees related to these proceedings are expensed as incurred.

12. Subsequent Events

In order to re-incentivize and retain its employees, on January 11, 2022, the Company’s board of directors approved a one-time stock option repricing for all stock options issued and outstanding under our 2018 Stock Incentive Plan. The effect of the repricing will be a charge to operations over the remaining terms of the options and will begin to be recorded in the quarter ending March 31, 2022. The charge is noncash, is equity-neutral and in the opinion of management will have no material impact on the Company’s operating activities.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include, without limitation:

●	Market acceptance of our products and services;
●	Competition from existing products or new products that may emerge;
●	The implementation of our business model and strategic plans for our business and our products;
●	Estimates of our future revenue, expenses, capital requirements and our need for financing;
●	Our financial performance;
●	Current and future government regulations;
●	Developments relating to our competitors; and
●	Other risks and uncertainties, including those listed under the section titled “Risk Factors” in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on July 22, 2021.

Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report and in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on July 22, 2021. You can read these documents at www.sec.gov.

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

Pursuant to the Contribution Agreement the Sellers contributed, transferred, assigned and conveyed to B4MC all right, title and interest in and to one hundred percent (100%) of the issued and outstanding Common Stock of RBC for an aggregate of 17,001,312 shares of Common Stock, par value $0.001 per share, of B4MC (the “Purchaser Common Stock”), (such transaction, the “Business Combination”). As a result of the Business Combination, RBC became a 100% wholly owned subsidiary of B4MC. In September 2018, B4MC changed its name to RocketFuel Blockchain, Inc.

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

Our merchant portal is updated instantly when a payment transaction is made on the merchant website. The merchant is notified of the transaction and can see the transaction details, including the customer that made the transaction, the transaction amount and the transaction items. This information is added to the merchant dashboard where various metrics are tracked and displayed to the merchant, including information about the various cryptocurrencies that are used for payments to that merchant and the different currencies received by the merchant as payment. In addition to various metrics, merchants are able to see a variety of reports, and are able to configure various options including settlement options.

Customers of merchants that use the RocketFuel payment solution are able to track their payments in their online portal. They are also able to track payments they made to all the merchants that are integrated with the RocketFuel payment technology within one consolidated user portal. They are currently able to connect to their accounts on Coinbase and in the future we plan to add connectivity to Binance, Kraken, Gemini and other exchanges. They can also pay from any cryptocurrency wallet. Customers are able to pay from bank accounts as well. These customers are able to make payment with any of these payment options with 1, 2, or 3 clicks from the merchant checkout page. By default, these customers can choose from dozens of cryptocurrencies from which to pay.

Our payment user interface allows customers to easily onboard as well as to pay for merchants’ products or services with a variety of cryptocurrencies or via bank transfers. The user interface is displayed as a stand-alone popup that allows the creation of new accounts as well as payment directly from crypto exchanges, crypto wallets and bank accounts, with no redirects to browser tabs or pages. This can be integrated as a plugin on the merchant checkout page or as a browser extension. The plugin, which we are currently developing, will come integrated with popular eCommerce platforms including WooCommerce, Shopify, Prestashop and others. The browser extension is integrated with popular browsers including Chrome, Chromium, Opera, Firefox, and Edge. The payment interface is designed for both web and mobile checkout experiences. Merchants are able to integrate the RocketFuel payment interface to their checkout page with software development kits (SDKs) that are available via the merchant portal. Application programming interfaces (APIs) are also available to the merchant for deeper integration into backend systems, ERP platforms, and other third-party platforms.

The RocketFuel payment solution also includes a full partner portal. This allows various partners, including Payment Service Providers (PSP), to allow their merchants to accept payments from over 120 cryptocurrencies. These partners are provided a variety of reports, charts, and real time metrics that allow them to offer this new benefit to their merchants while being able to have real time transparency of transactions and customer interaction between the partner, merchant, and end customers.

RocketFuel will also be producing a full mobile app to allow in-store purchases with over 120 different cryptocurrencies. The full RocketFuel solution supports over 120 cryptocurrencies, is multicurrency (supporting a variety of fiat currencies), and is multilingual (supporting a variety of international languages).

The RocketFuel payment solution utilizes a variety of blockchains in its execution, including Bitcoin, Ethereum and others, where the payment transactions are stored. A significant benefit of this technology is that the payment transactions are stored using distributed ledger technology blockchains, making the transactions secure, transparent, and immutable, creating greater value and security to merchants and shoppers while creating greater simplicity for checkout based on the RocketFuel technology.

Our solution is designed to be implemented on an eCommerce site’s check-out page as well as in-store with mobile apps. The technology will also be used for different scenarios, including paying for services, paying invoices, and other payment strategies.

The RocketFuel check-out solution is based on a streamlined one- to three-click check-out process for eCommerce purchases. The system is designed to operate identically across merchant channels with all participating merchants. eCommerce merchants are able to encode their check-out protocol to support our technology and the merchants will no longer have to administer complex check-out and payment gateways at their eCommerce websites. At the same time, consumers are able to experience enhanced data protection opportunities and significantly improved convenience.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the financial statements as of March 31, 2021 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and nine months ended December 31, 2021 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2021. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended December 31, 2021 vs December 31, 2020

Revenues

During the three months ended December 31, 2021, we recorded revenues of $9,381 as a result of the recognition of $9,381 of setup fee revenues on the amortization of deferred revenues of $41,188 recorded since March 31, 2021 in connection with the execution of contracts with customers. During the three months ended December 31, 2020, we did not generate any revenue and had not yet commenced commercial operations.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development

Research and development expenses for the three months ended December 31, 2021 were $288,631 as compared with $18,864 for the prior year period, an increase of $269,767. The increase is primarily a result of the engagement of contract developers and the payroll expenses incurred in connection with the hiring of our full-time chief technology officer, all of whom were engaged in continued development of and improvements in our blockchain technology for payment processing.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2021 were $931,108 as compared with $229,999 for the prior year period, an increase of $701,109. The increase is primarily a result of (i) legal fees incurred in connection with certain litigation costs and public offering; (ii) payroll expenses incurred in connection with the hiring of certain key management personnel; and (ii) stock-based compensation. We had expenditures for litigation-related legal fees, payroll expenses and stock-based compensation totaling $203,332 during the comparative three months ended December 31, 2020.

For the Nine Months Ended December 31, 2021 vs December 31, 2020

Revenues

During the nine months ended December 31, 2021, we recorded revenues of $21,256 as a result of the recognition of $21,256 of setup fee revenues on the amortization of deferred revenues of $41,188 recorded since March 31, 2021 in connection with the execution of contracts with customers. During the nine months ended December 31, 2020, we did not generate any revenue and had not yet commenced commercial operations.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development

Research and development expenses for the nine months ended December 31, 2021 were $923,996 as compared with $32,773 for the prior year period, an increase of $891,223. The increase is primarily a result of the engagement of contract developers and the payroll expenses incurred in connection with the hiring of our full-time chief technology officer, all of whom were engaged in continued development of and improvements in our blockchain technology for payment processing.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2021 were $2,676,535 as compared with $544,014 for the prior year period, an increase of $2,132,521. The increase is primarily a result of (i) legal fees incurred in connection with certain litigation costs and public offering; (ii) payroll expenses incurred in connection with the hiring of certain key management personnel; and (ii) stock-based compensation. We had expenditures for litigation-related legal fees, payroll expenses and stock-based compensation totaling $203,332 during the comparative nine months ended December 31, 2020, all of which occurred during the final three months of the period.

Liquidity and Capital Resources

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

Geneva Roth may at its option, at any time beginning 180 days after the date of the Note, convert the outstanding principal and interest on the Note into shares of our common stock at a conversion price per share equal to 65% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 days trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to 4.5 times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

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

We repaid the Geneva Roth Note in full on November 8, 2021, and the Geneva Roth Note was terminated. Using the same valuation method as at the inception, the fair value of the embedded conversion feature at repayment was $116,023, resulting in a change in fair value of the derivative liability of $(2,633) and $4,128 for the three and nine months ended December 31, 2021, respectively. We also recognized a loss on debt extinguishment of $15,076 for the three and nine months ended December 31, 2021. There was no conversion prior to November 8, 2021.

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

On December 31, 2021, we had total assets of $3,578,577 and total liabilities of $180,040. This compares to total assets of $815,331 and total liabilities of $190,305 on March 31, 2021. As of December 31, 2021, our assets consisted of $3,504,914 of cash, $16,325 of accounts receivable and $57,338 of prepaid and other current assets. The increase in assets compared to March 31, 2021 is due to proceeds received from a public offering, additional customer sales contracts and increases in prepaid and other increases as a result of increase business activities. As of December 31, 2021, our liabilities consist of $137,683 of accounts payable and accrued expenses, $22,426 of payable to related party and $19,931 of deferred revenue. The decrease in liabilities compared to March 31, 2021 is due to payment of a payable due to a related party, and a decrease in accounts payable and accrued expenses offset by an increase in deferred revenue from customer sales contracts.

On December 31, 2021, we had working capital of $3,398,537 and a stockholders’ equity of $3,398,537 compared to working capital of $625,026 and stockholders’ equity of $625,026 at March 31, 2021. Working capital increased during the nine months ended December 31, 2021 largely due to cash proceeds from a public offering. Stockholders’ equity increased due to the public offering, offset by an operating loss for the period ended December 31, 2021.

As of December 31, 2021, we had cash of $3,504,914 as compared to $800,331 as of March 31, 2021.

During the nine months ended December 31, 2021, we had net cash of $2,669,886 used in operating activities, which was composed primarily of (i) our net loss of $3,612,307, (ii) a change in fair value of a derivative liability of $4,128, (iii) increases in prepaid and other current assets of $52,338 which were primarily for legal fee retainers, and (iv) a decrease of $13,049 in a payable to a related party. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $978,317 in connection with stock options granted pursuant to the 2018 Stock Option Plan and issuance of common stock to two customers in consideration of being an early adopter of our blockchain technology, (ii) a loss on extinguishment of a convertible note payable of $15,076, (iii) amortization of debt discount of $22,084, and (iv) an increase of $9,931 in deferred revenue. During the nine months ended December 31, 2020, we had net cash of $233,332 used in operating activities, which was composed of our net loss of $576,787 and offset by stock-based compensation of (i) $162,000 in connection with the issuance of 150,000 shares of our common stock to a consultant in lieu of cash for services; and (ii) $164,217 in connection with employee stock option grants, and increase in accounts payable and accrued expenses of $17,238.

During the nine months ended December 31, 2021, we had net cash of $5,374,469 provided by financing activities as a result of net proceeds of $5,407,501 from the issuance of common stock and warrants in public offerings, net proceeds of $126,250 from a convertible note payable, reduced by a $159,282 repayment of a convertible note payable. During the nine months ended December 31, 2020, we had net cash of $828,750 provided by financing activities as a result of net proceeds of $828,750 from the issuance of common stock to private investors at a price of $1.00 per share.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2021, we reported a net loss of $3,612,307, which included non-cash stock-based compensation of $978,317, and cash flows used in operating activities of $2,669,886. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

Commitments

We do not have any long-term commitments as of December 31, 2021.

Subsequent Events

In order to re-incentivize and retain its employees, on January 11, 2022 (the “Effective Date”), our board of directors approved a one-time stock option repricing (the “Repricing”) for all stock options issued and outstanding under our 2018 Stock Incentive Plan (the “Plan”) as of the Effective Date.

The board considered a number of factors in adopting the Repricing, including the following:

●	Most of our competitors and companies with which we compete for employees are private companies, which are able to offer stock options with very low or nominal exercise prices. As a public company, it is impractical for us to issue stock options with an exercise price below the current market price for our common stock. Therefore, we are at a competitive disadvantage when our employees receive employment offers from our competitors.
●	We believe that our employees are currently being paid compensation (including bonuses) at rates that are at the low end of market rates. Thus, we are vulnerable to our employees leaving for higher paid positions, especially when their option exercise prices exceed the current market price for our common stock.
●	Because we have only six key employees, we believe that the loss of any one of them could substantially delay the implementation of our business plan to our detriment.
●	Many of the options being repriced have significant portions that are currently unvested.

Pursuant to the Repricing, the exercise price of each Relevant Option (as defined below) was reduced to $0.33 per share, which was equal to the volume-weighted average closing price of our common stock for the five days prior to the Effective Date, as reported on the OTCQB Market. The Relevant Options are the 5,597,970 options (vested and unvested) outstanding as of the Effective Date, including those held by officers and directors.

We will record the impact of the repricing (which will be a charge to operations over the remaining terms of the options) beginning in the quarter ending March 31, 2022. The charge is noncash, is equity neutral and in the opinion of management will have no material impact on our operating activities.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the nine months ended December 31, 2021 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. We have not received any government assistance from various relief packages available in countries where we operate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

On October 11, 2021, we entered into an agreement with Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party, to amend to the Common Stock Purchase Agreement (the “CSPA”) dated February 25, 2021. Under the CSPA, Triton agreed to invest up to $1,000,000 through purchases of our common stock during the commitment period (which runs through December 31, 2022). During the commitment period, we may, in our sole discretion, deliver purchase notices to Triton stating the dollar amount of shares which we intend to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice under the CSPA, as amended, is the number of shares of common stock to be purchased multiplied by the greater of (i) $1.00 (changed from $1.65) or (ii) eighty percent (80%) of the lowest closing price of the common stock within fifteen business days prior to the closing date for the purchase. The closing date for each purchase is five business days following the date of the corresponding purchase notice.

In connection with the amendment to the CSPA, we also amended the warrants issued to Triton. As amended, the warrants are to purchase, in one or more installments, 1,300,000 shares (increased from 800,000 under the CSPA) of our common stock (the “Warrants”) at an exercise price equal to the greater of (i) $1.00 per share (changed from $1.65) and (ii) eighty percent (80%) of the average closing price of the common stock over the 90-calendar day period preceding the Warrant exercise date, subject to adjustments. The Warrants terminate on February 25, 2026.

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

On November 1, 2021, in connection with the Offering, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. The Purchase Agreement sets forth the economic terms set forth above and contains customary representations and warranties for us, as well as certain indemnification obligations of the Company and ongoing covenants for us. In addition, under the Purchase Agreement, we have agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our Common Stock or common stock equivalents for a period of 90 days from the closing of the Offering, other than certain exempt issuances. Additionally, we have also agreed for a period of two years following the closing date of the Offering not to (i) issue or agree to issue equity or debt securities convertible into, or exercisable or exchangeable for, Common Stock at a conversion price, exercise price or exchange price which floats with the trading price of our Common Stock or which may be adjusted after issuance upon the occurrence of certain events or (ii) enter into any agreement, including an equity line of credit, whereby we may issue securities at a future-determined price. This agreement does not apply to the offer, issuance or sale by us of Common Stock pursuant to an at-the-market offering facility we may enter with the placement agent of the Offering following expiration of the 90-day lock-up period.

The net proceeds to us from the Offering, after deducting placement agent’s fees and other Offering expenses, and excluding the proceeds, if any, from the exercise of the Common Warrants, are approximately $4.37 million. we intend to use the net proceeds of the Offering for general corporate purposes and to fund ongoing operations and expansion of our business.

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

This transaction was exempt from registration under the Securities Act of 1933 pursuant to Regulations D and S thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed copy of Articles of Incorporation of RocketFuel Blockchain, Inc., as currently in effect - incorporated by reference to Exhibit 3.1 to Amendment to Registration Statement on Form S-1 filed October 20, 2021.

3.2	Amended and Restated Bylaws - incorporated by reference to Exhibit 2.1 to Form 8-K filed June 9, 2018.

10.1	Contribution Agreement by and among the Company, RocketFuel Blockchain Company, Joseph Page, Gert Funk, PacificWave Partners Limited, PacificWave Partners UK Ltd. and Saxton Capital Ltd, dated June 27, 2018 - incorporated by reference to Exhibit 2.1 to Form 8-K filed June 29, 2018.

10.2	Securities Purchase Agreement between Geneva Roth Remark Holdings, Inc. and RocketFuel Blockchain, Inc., dated August 4, 2021 - incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2021.

10.3	$130,000 Convertible Promissory Note between Geneva Roth Remark Holdings, Inc. and RocketFuel Blockchain, Inc., dated August 4, 2021 - incorporated by reference to Exhibit 10.2 to Form 8-K filed August 10, 2021.

10.4	Amended and Restated Subscription Agreement dated September 14, 2021 between the Company and G Kapital ApS - incorporated by reference to Exhibit 10.1 to Form 8-K filed September 15, 2021.

10.5	Amendment to Common Stock Purchase Agreement and Warrant dated October 11, 2021 - incorporated by reference to Exhibit 10.1 to Form 8-K filed October 14, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated: February 22, 2022

