Form 10-K
period 2022-03-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2022-07-15
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended March 31, 2022

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

As of July 14, 2022, the registrant had 28,364,689 shares of its Common Stock outstanding. As of September 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $12,816,891 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ROCKETFUEL BLOCKCHAIN, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2022

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

BUSINESS

We provide payment and check-out systems enabling shoppers on e-commerce sites to pay using cryptocurrencies and direct bank transfers. Currently our payment and check-out systems focus on B2C applications; we are currently developing B2B capabilities that will among other things enable businesses to receive payments on their invoices in cryptocurrencies. Our check-out systems are based upon blockchain technology and are designed to reduce costs and increase speed, security and ease of use. We believe that users of our systems enjoy a seamless check-out experience compared to current online shopping solutions, and that merchants will realize cost savings and other advantages over credit-card based payment systems.

We are developing versions of our payment systems for use for in-store purchases and other applications. Our check-out and payment systems securely automate and simplify the way online payment and shipping information is received by merchants from their customers. Our “one click” checkout solution is modeled on the “buy now” button on leading eCommerce sites. Our check-out systems are designed to enhance customers’ data protection, enabling consumers to pay for goods and services using cryptocurrencies or by direct transfers from their bank accounts without exposing spending credentials such as credit card data. At the same time, our check-out systems are designed to increase the speed, security and ease of use for both customers and merchants and include a merchant portal that provides detailed transaction information, metrics and reports. Our systems also include a customer portal where shoppers are able to track their payments, configure payment defaults and connect with various cryptocurrency exchanges and banks to facilitate payment to merchants. Merchants are able to integrate a unique pop-up user interface that allows customers to pay directly from their ecommerce checkout page with no need to redirect to another website or web page.

Our merchant portal is updated instantly when a payment transaction is made on the merchant’s website. The merchant is notified of the transaction and can see the transaction details, including the customer that made the transaction, the transaction amount and the items purchased. This information is available to the merchant on its dashboard, where various metrics are tracked and displayed to the merchant, including information about the various cryptocurrencies that are used for payments to that merchant, the different currencies received by the merchant as payment and transaction details such as the transaction hash. In addition to various metrics, merchants are able to generate a variety of reports, and are able to configure various options, including settlement options, from their portal.

Customers of merchants that use the RocketFuel payment solution are able to track their payments in their own online portal. They are also able to track payments they made to all the merchants that are integrated with the RocketFuel payment technology within a single consolidated user portal. They are currently able to connect to their accounts on Coinbase and in the future we plan to add connectivity to Binance, Kraken, Gemini and other exchanges. Customers can also pay from any cryptocurrency wallet, such as Metamask and Electrum and are able to pay from their bank accounts as well. These customers are able to make payment with any of these payment options with 1, 2, or 3 clicks from the merchant checkout page. By default, these customers can choose from over 100 cryptocurrencies with which to pay.

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

Our solution is designed to be implemented on an eCommerce site’s check-out page. The technology will also be used for different scenarios, including paying for services, paying invoices, and other payment strategies. In addition, we anticipate that a future version of our payment system will allow for advertisements in which the entire checkout process is embedded to be placed on third party websites where sales may be completely finalized. Thus, our technology will enable eCommerce strategies that can include advertisements with a fully integrated check-out process. We believe that this has never before been accomplished on any eCommerce platform. We believe that such advertisements could provide significant new sales channels to retailers that are simply not possible with legacy check-out solutions. We also believe that transactions costs on our system will be significantly less expensive than the cost of credit-card transactions.

The RocketFuel check-out solution is designed to operate identically across merchant channels with all participating merchants. eCommerce merchants are able to encode their check-out protocol to support our technology and the merchants will no longer have to administer complex check-out and payment gateways at their eCommerce websites. At the same time, consumers are able to experience enhanced data protection opportunities and significantly improved convenience.

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

Our Process

The RocketFuel payment system is integrated on merchant websites or mobile apps. On the merchant’s checkout page, along with other payment options, RocketFuel enabled merchants have a ‘Pay with Crypto or Bank Transfer’ or similarly labeled button. Customers that click this button see a pop-up that provides various payment options. These payment options include private crypto wallets, Coinbase accounts, and bank accounts, and in the future we plan to add Kraken, Gemini, Binance, BitStamp and other exchanges. The payment amount in USD (or other fiat currency) will also be displayed along with the description of the product they are purchasing. The customer is able to select the appropriate payment option. Based on the selected option the customer will be presented with a variety of cryptocurrencies that are supported by the specific exchange or bank. Both the cryptocurrency and fiat currency amounts will be displayed with each cryptocurrency listed. The available balance of the cryptocurrency in the wallet is also displayed. This gives clear visibility of the payment source, the available cryptocurrencies, and the available balance for each cryptocurrency currently available in the customer wallet.

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

When funds are sent the merchant will receive an email notification. The merchant can immediately see the transaction in its merchant portal as well as related statistics about this and other payments. Customers are also notified by email when a payment is sent. They can also log into their portal to see the payment information and status. Payment updates can also be integrated directly to the merchant backend system with our APIs.

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

Blockchain Technologies for eCommerce Payments and Check-out Solutions

RocketFuel blockchain technologies are intended to solve many of the issues with traditional payment methods. By utilizing blockchain technology, our system is designed to credit payments faster, with little or no transaction costs, and significantly more security than current payment systems, while enabling consumers to retain more control over their data.

Traditional online and offline payment methods route transactions through banks, card-schemes and expensive clearing houses before the money is actually credited to the merchant’s account. In addition, the consumers must send and expose sensitive data online, making it vulnerable to hackers and fraudsters. The blockchain has the ability to provide solutions that can remove the need for third parties such as VISA, MasterCard, acquirers/banks and other intermediaries and make the payments faster, cheaper and more frictionless. Blockchain technologies enable the consumer to control his or her personal, sensitive data without the need to share payment credentials, personal information or other vulnerable data. This could remove the need for expensive and complex third-party anti-fraud tools, transaction monitoring software, and the like, eliminating the possibility for consumers to have their data stolen and mis-used.

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

Our Growth Strategy

The first prototype of our blockchain based check-out solution was developed from 2019 through 2021 and we launched our first product in a live environment with an online travel agency and an accounting software company in March 2021. As of July 14, 2022, we had 28 merchants using our solutions, with another 14 in the qualification process. In February 2022, we entered into a strategic agreement with ACI Worldwide, a payments company with over 80,000 merchant customers. ACI will be making our cryptocurrency payment solution available to its customers through their ACI portals.

We have a development team of approximately 20 engineers and other developers reporting to our CTO, to oversee the development of our cryptocurrency and bank transfer check-out solution. We have retained three full time sales personnel to approach new merchants and partners.

Our Sales and Marketing

We believe that our business development team is highly experienced within eCommerce and online marketplaces. With connections to several larger eCommerce merchants, we believe that it will secure our growth and bring us increasing revenue in the fiscal year beginning April 1, 2022. Our sales and marketing efforts will focus on a few larger eCommerce merchants and partnerships with payment processors rather than many smaller merchants. We believe that a strong proof-of-concept window with our technology functionally displayed in scale will attract merchants to our technology, and we intend to sell the technology both on a per transaction fee and on a license fee basis.

Our Revenue Model

We anticipate that our revenues will be derived primarily from transaction and commission fees from eCommerce merchants, from exchange rate upcharges and from convivence fees and other charges to the merchants’ customers. Appreciable revenue generation comes with user adoption. User adoption is a difficult matter to predict in the cryptocurrency community and many have set out with optimism and failed to achieve good user adoption. In the future we have the option to charge our merchant customers set-up fees and license fees as well as fees for added merchant services that we may develop, such as fulfilment and order processing services, a loyalty program, credit offerings and fees for marketing programs to our shoppers.

Our Competition

While there are small crypto payment providers currently in the market, our primary competitor is Bitpay, which is already well established as the leading crypto payment technology in the market. Compared with Bitpay, we believe that RocketFuel offers a better user experience for crypto payments, more choices to crypto holders (including most of the most popular cryptocurrencies), and more features and more value to merchants. While Bitpay allows payment only with Bitcoin, RocketFuel allows payment with over 100 cryptocurrencies and will be adding more options for customers. Unlike Bitpay, RocketFuel offers payments from any crypto wallet and from multiple crypto exchanges. RocketFuel offers a user experience that solve both the problem with complex onboarding and complex crypto payment experiences, which we believe is less complicated and more intuitive. RocketFuel also offers services that Bitpay currently does not, such as providing merchants immediate visibility of payment transactions, real time metrics of transactions and customers, easy integration to ecommerce checkout as well as deep integration to backend platforms.

We also expect to have future competition from traditional payment platforms including Paypal, Visa and Mastercard, but do not expect these providers to have a competitive solution until at least 2023.

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

Employees

As of March 31, 2022, we have seven employees in the U.S. and a technical team in India and elsewhere of approximately twenty developers.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business Operations and Financial Results

●	We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.
●	Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended March 31, 2022 a substantial doubt about our ability to continue as a going concern.
●	We have limited capital resources, and we will need to raise additional capital through additional funding raises. Such funding, if obtained, could result in substantial dilution.
●	The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
●	Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.
●	Our blockchain-based payment solution is being developed by our key technology employees or contractors, whose continued availability cannot be assured.
●	If we do not respond to technological changes or upgrade our blockchain-based payment processing platform as markets require, our growth prospects and results of operations could be adversely affected.
●	Our competitive edge depends on preserving consumer privacy and identity in their purchasing activities.
●	Failure of cryptocurrency exchanges or ACH bank transfers may prevent the seamless operation of the blockchain payment platform.
●	We may be unable to recover digital assets awaiting transmission into or out of the cryptocurrency exchange or banking institution.
●	If we are unable to price our services appropriately, we may not be able to recover the entire cost of our services.
●	We may become reliant on Internet bandwidth and data center providers.
●	We are subject to income taxes and other tax liabilities.
●	We face risks related to COVID-19.
●	We may face risks related to the Russia/Ukraine crisis, including the impact of sanctions or retributions thereto, which could adversely affect the Company’s business.
●	We could face substantial competition.
●	If we fail to protect our intellectual property rights, competitors may be able to use our technology.
●	The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have an adverse effect on our core blockchain-based payment solutions business
●	Risks related to transaction authentication.
●	Risks related to storage of private keys.
●	Excessive price fluctuations may decrease adoption of cryptocurrencies and adversely impact the demand for our payment solutions.
●	Litigation may adversely affect our business, financial condition and results of operations.
●	Use of our payments services for illegal purposes could harm our business.
●	Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Risks Related with Government Regulation

●	Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients.
●	Changes in government regulation and industry standards applicable to the Internet and our business could decrease demand for our technologies and services or increase our costs.
●	The applicability of government regulations of digital currencies is uncertain and evolving.
●	It may be illegal now, or in the future, to participate in blockchains or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.
●	We have not obtained a money transmitter license in any U.S. State, nor a BitLicense in the State of New York, and our business may be adversely affected if we are required to do so.

Risks Related to an Investment in our Common Stock

●	Sales of substantial amounts of our Common Stock or the perception that such sales may occur could cause the market price of our Common Stock to drop significantly.
●	If we sell additional equity or debt securities to fund our operations, restrictions may be imposed on our business.
●	There is no assurance of an active established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.
●	Shares eligible for future sale may have adverse effects on our share price.
●	Our Common Stock is considered a “penny stock” and may be difficult to sell.
●	The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.
●	A decline in the price of our Common Stock could affect our ability to raise additional working capital.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
●	A significant majority of the outstanding shares of our Common Stock is held by a small number of shareholders.
●	We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports.
●	We do not have any independent directors and may be unable to appoint any qualified independent directors.
●	The capital markets may experience periods of disruption and instability.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our Common Stock may be less attractive to investors.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

General Risk Factors

●	Our business is subject to the risks of earthquakes, fire, power outages, floods, epidemics and other catastrophic events, and to interruption by man-made problems such as strikes and terrorism.
●	Prolonged economic downturn, particularly in light of the COVID-19 pandemic, could adversely affect our business.
●	Unfavorable general economic conditions may materially adversely affect our business.

Risks Related to Our Business Operations and Financial Results

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.

We became a public company in July of 2018, following the Business Combination (as defined above) and our business has a relatively limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including our success in attracting and retaining motivated and qualified personnel, the availability of adequate short and long-term financing, conditions in the financial markets, and general economic conditions.

Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended March 31, 2022 a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the fiscal years ended March 31, 2022 and 2021 included in this report have been prepared assuming we will continue to operate as a going concern. However, due to our recurring losses from operations, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Because we expect to continue to experience negative cash flow, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing. Our continued negative cash flow increases the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development and operating activities or we may not be able to continue as a going concern. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in this report a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our Common Stock. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

We have limited capital resources, and we will need to raise additional capital through additional funding raises. Such funding, if obtained, could result in substantial dilution.

We have limited capital resources. We currently are not eligible to access funds from draws under the Stock Purchase Agreement (as defined below) with Triton Funds LP to continue our business. Furthermore, even if we substantially increase revenue and reduce operating expenses, we will need to raise additional capital. In order to continue operating, we may need to obtain additional financing, either through private offerings, public offerings or token-based financings, and there can be no assurance that we will be successful in such pursuits. We may be unable to acquire the additional funding necessary to continue operating.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity and ability to pay dividends. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our business, operating results, liquidity and financial condition.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board, Chief Executive Officer, Chief Technology Officer, Chief Financial Officer, and our Product Manager. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

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

We may require additional financing to sustain or grow our operations.

Our growth will be dependent on our ability to access additional equity and debt capital. Moreover, part of our business strategy may involve the use of debt financing to increase potential revenues. Our inability in the future to conduct a successful cryptocurrency token sale, obtain additional equity capital or a corporate credit facility on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns.

Our payment solutions are being developed by our key technology employees or contractors, whose continued availability cannot be assured.

Our blockchain e-commerce payment platform and the related features that may be developed in the future have been and will be further developed by, among others, contracted developers who we have engaged to work on finalizing our back-office and other functionalities. If we were to lose the services of any of these key employees or hired contractors, it could be difficult or impossible to replace them. The loss of the services of any of these key employees or contractors could have an adverse effect on our ability to further develop, operate or maintain features of our blockchain e-commerce payment platform.

Our blockchain payment solution might never attain optimal levels of functionality and dependability

Our e-commerce payment solution did not become fully functional until March 2021. While our software is currently being used “live” with several customers, no guarantee can be given that a unique combination of input conditions experienced when running the system “live” and which has not been encountered during development, will not cause the system to fail, or perform aberrantly.

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

Our competitive edge depends on preserving consumer privacy and identity in their purchasing activities. In today’s climate, potential cyberattacks, security problems, or other disruptions and expanding social media vehicles present new risks.

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

If we are unable to price our services appropriately, we may not be able to recover the entire cost of our services

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

We face risks related to COVID-19 which could significantly disrupt our research and development, operations, sales, and financial results.

Our business has been and continues to be adversely impacted by the effects of the COVID-19. Our third-party vendors, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. In addition, the COVID-19 will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our technology platform and services and impact our operating results. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19, the Delta variant or other variants and the imposition of related public health measures may adversely impact our business, financial condition, operating results and revenues.

We may face risks related to the Russia/Ukraine crisis, including the impact of sanctions or retributions thereto, which could adversely affect the Company’s business.

The Company’s operations could be adversely affected by the effects of the escalating Russia/Ukraine crisis and the effects of sanctions imposed against Russia or that country’s retributions against those sanctions, embargos or further-reaching impacts upon energy prices, food prices and market disruptions. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of energy bans, embargos and restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the United States in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

We could face substantial competition, which could reduce our market share and negatively impact our net revenue.

There are an increasing number of companies entering the payment facilitator industry using, as we are, blockchain infrastructure and cryptocurrency. Notable companies in the payment facilitator industry include Bitpay, Coinify, PayPal, Stripe, Greenbox, MasterCard and Visa. Many of our payment facilitator competitors are significantly larger than we are and have considerably greater financial, technical, marketing, and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.

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

In 2019, following the resignation of Joseph Page, our former chief technology officer, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the date of the original applications.

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

Risks related to transaction authentication.

As of the date of this report, the transfer of digital currency assets from one party to another currently typically relies on an authentication process by an outside party known as a miner. In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency is dependent on interactions from these miners. In the event that there were a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets. In such event, the adoption of cryptocurrency as a form a payment can be severely impacted, and this would decrease the demand of our cryptocurrency-based payment facilitator platform, and thus affect our results of operations.

Risks related to storage of private keys.

In some cases, we may provide technology to facilitate the secure storage of user API keys from cryptocurrency exchanges. This is done to facilitate payment by the user to the merchant for product or services. At all times, these keys are encrypted, controlled by the owner of the keys, and are not available to us, our staff, or our partners. When this feature is used, the keys are stored by a third-party using hardware security modules (HSMs) that have been validated under FIPS 140-2 to protect the confidentiality and integrity of the keys.

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

From time to time in the normal course of our business operations, we may become subject to litigation involving intellectual property, data privacy and security and other matters that may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. In addition, insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely affecting our results of operations and resulting in a reduction in the market price of our stock. See “Business—Legal Proceedings” in this report for a summary of our material pending legal proceedings.

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

Our articles of incorporation and bylaws provide, as permitted by Nevada corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our amended and restated articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law, and we have entered into indemnification agreements with our Board members.

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

Risks Related to an Investment in our Common Stock

Sales of substantial amounts of our Common Stock or the perception that such sales may occur could cause the market price of our Common Stock to drop significantly.

Future sales of substantial amounts of our Common Stock, or securities convertible into or exercisable or exchangeable for shares of our Common Stock, into the public market, including shares of our Common Stock issued upon exercise of options and warrants, or the perception that those sales could occur, could adversely affect the prevailing market price of our Common Stock and our ability to raise capital in the future. Additionally, the market price of our Common Stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders of shares of our Common Stock in the market after this offering.

If we sell additional equity or debt securities to fund our operations, restrictions may be imposed on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, which may impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities as a result of such restrictions, our business, financial condition and results of operations could be materially adversely affected.

There is no assurance of an active established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Although our Common Stock is registered under the Exchange Act and is traded on the OTCQB, trading of our Common Stock on the OTCQB may be limited, and an active trading market for the securities (to the extent one exists) may not be sustained in the future. The OTCQB is an over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market. Prices for securities traded solely on the OTCQB may be difficult to obtain and holders of Common Stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:

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

Approximately 31 percent of the shares of Common Stock issued and outstanding are owned by 6 stockholders who will be eligible to sell some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a nonaffiliate that has satisfied a six-month holding period. Any substantial sale of Common Stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

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

Our Common Stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Holders of our Common Stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

A significant majority of the outstanding shares of our Common Stock is held by a small number of shareholders, which may have significantly greater influence on us due to the size of their shareholdings relative to other shareholders.

As of the date of this report, 11 persons beneficially own approximately 68 percent of the outstanding shares of our Common Stock. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common Stock. These actions may be taken even if they are opposed by our other shareholders.

We are subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations. In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market prices. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

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

We qualify as a “smaller reporting company,” which allows us to take advantage of certain reduced disclosure obligations, including those regarding executive compensation, in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock less attractive because we will rely on these reduced disclosure standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of these reduced disclosure requirements until we are no longer a smaller reporting company. We will remain a smaller reporting company until (i) our public float exceeds $250,000,000 or (ii) we no longer have less than $100,000,000 in revenues and public float of less than $700,000,000.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

We previously were a “shell company” pursuant to Rule 144, promulgated under the Securities Act, or Rule 144, and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Exchange Act, and we file all of our required periodic reports with the SEC under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

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

We were seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. After his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we were alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when the Company acquired RBC in exchange for shares of the Company’s Common Stock. Mr. Page filed an answer denying the Company’s claims and asserted cross- and counterclaims against the Company and several of the Company’s shareholders alleging breach of contract and fraud. In September 2021, Mr. Page voluntarily dismissed all of the counterclaims against the shareholders.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court.

At the date of this report, the Company is unable to estimate the probability success or dollar amount of rulings in the March 2, 2021 case against EGS, and as a result, has not accrued any potential benefit to the Company’s balance sheet. Attorney fees related to these proceedings are expensed as incurred.

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

As of July 8, 2022, there were 1,062 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on July 12, 2022, was $0.13 per share.

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

On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share (the “First Warrant”). The warrant was to expire on April 30, 2021. We also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2020. During the year ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021, we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. In the year ended March 31, 2022, the warrant holder exercised warrants from the Second Warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. At March 31, 2022, there are 1,950,000 Second Warrants outstanding and exercisable.

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

Our Business

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our financial statements. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our financial statements.

Results of Operations

Fiscal Years Ended March 31, 2022 vs. March 31, 2021

Revenues

During March 2021, we commenced commercial operations and executed several contracts with customers. In accordance with the terms of the contracts, we received the payment in connection with the implementation of our remittance technologies. We record the implementation fees as deferred revenue which is amortized ratably over the contract term. During the fiscal year ended March 31, 2022, we generated $30,504 primarily from the recognized implementation fees. During the fiscal year ended March 31, 2021, we did not generate any revenue. We anticipate that future revenues will be generated from (i) fees charged in connection with the implementation of our remittance technologies; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development Expenses

Research and development expenses for the fiscal year ended March 31, 2022 were $897,277 as compared to $163,405 for the comparable prior year period, an increase of $733,872. The increase is due primarily to hiring of contractors in India and applying additional resources in connection with continued development of our technology for payment processing. Costs associated with adding new features to our software platform are capitalized and amortized over a 2-year expected life.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2022 were $3,763,179 as compared to $2,200,177 for the comparable prior year period, an increase of $1,563,002. The increase is primarily a result of legal fees incurred in connection with certain litigation costs and payroll expenses incurred in connection with the hiring of our full-time executive officers, which was somewhat offset by a decrease in stock-based compensation.

Stock-based compensation for the fiscal year ended March 31, 2022 of $1,380,642 was composed of (i) the $20,000 value of 20,000 shares of our common stock issued to two customers in lieu of cash consideration; (ii) stock options granted to employees which were valued at $1,326,177; and the (iii) repricing of certain stock options granted to employees which resulted in additional stock-based compensation of $34,465.

Stock-based compensation for the fiscal year ended March 31, 2021 of $1,622,335 was composed of (i) the $162,000 value of 150,000 shares of our common stock issued to an independent consultant for services in lieu of cash consideration; (ii) stock options granted to employees which were valued at $601,140; (iii) the issuance of a warrant to our chief executive officer that is exercisable into 265,982 shares of our common stock and valued at $370,131; and the (iv) repricing of certain stock options granted to our chief financial officer in August 2018 which were re-priced resulting in additional stock-based compensation of $489,064.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $2,634,794, an increase of $1,834,463 as compared to a cash balance of $800,331 as of March 31, 2021. Our current cash requirements are approximately $350,000 per month.

During the fiscal year ended March 31, 2022, net cash of $2,776,911 was used in operating activities. Net cash used in operating activities was primarily composed of our net loss of $4,662,924 and offset by (i) $1,360,642 of non-cash stock-based compensation in connection with the grant of employee stock options and; (ii) $20,000 of non-cash stock-based compensation in connection with the issuance of 20,000 shares of our common stock to two customers in lieu of cash consideration; (iii) increase in depreciation and amortization of $149,919 and (iv) increase in accounts payable and accrued expenses payable of $262,352 in the aggregate.

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

During the fiscal year ended March 31, 2022, net cash of $610,095 was used in investing activities, primarily from (i) the acquisition of computer equipment for $23,395 and the capitalization of software development costs of $586,700, There were no such investments in the fiscal year ended March 31, 2021.

During the fiscal year ended March 31, 2022, net cash of $5,221,469 was provided by financing activities, primarily from (i) the issuance of 6,666,667 shares of our common stock and warrants to purchase 6,666,667 shares of common stock in exchange for net cash proceeds (after net of issuance costs) of $4,375,001 in a public offering and; (ii) the issuance of 850,000 shares of our common stock in connection with exercise of common stock purchase warrants in consideration of $882,500 in gross cash proceeds. Additionally, we received proceeds from a convertible note payable of $126,250, net of finance costs, and repaid $159,282 for this same convertible note payable.

During the fiscal year ended March 31, 2021, net cash of $1,428,750 was provided by financing activities from the issuance of 1,478,750 shares of our common stock to two investors. During the fiscal year ended March 31, 2021, one investor exercised warrants to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued subsequent to March 31, 2021 in consideration of gross proceeds of $100,000. There were no options exercised during the fiscal years ended March 31, 2022 and 2021.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal year ended March 31, 2022, we reported a net loss of $4,662,924, which included non-cash stock-based compensation of $1,380,642, and cash flows used in operating activities of $2,776,911. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2022, we made the following change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

We engaged an independent consulting firm to provide financial oversight and reporting assistance services to the Company. The engaged consultants consist of staff that are trained and experienced in financial, accounting, generally accepted accounting principles, SEC reporting and internal control requirements, which are beginning to be applied to our company to improve the internal control environment.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Named Executive Officers

Our board of directors is currently comprised of three directors. Our directors and named executive officers, their ages and positions, as well as certain biographical information of these individuals, are set forth below.

Name	Age	Positions Held with the Registrant
Gert Funk	55	Executive Chairman of the Board
Peter M. Jensen	55	Chief Executive Officer and Director
Bennett J. Yankowitz	67	Chief Financial Officer, Secretary and Director

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

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2022.

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

The following table provides information regarding the compensation awarded to, or earned by, our current and former named executive officers for the fiscal years ended March 31, 2022 and 2021.

Named Executive Officer	Fiscal Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gert Funk (1)	2022	$-	$-	$-	$173,908	$-	$173,908
Chairman	2021	-	-	-	-	-	-

Peter M. Jensen (2)	2022	$240,000	$75,000	$-	$694,975	$-	$1,009,975
Chief Executive Officer	2021	$88,461	$12,500	$-	$231,658	$370,131	$702,750

Bennett J. Yankowitz (3)	2022	$69,998	$22,500	$-	$173,908	$-	$266,406
Chief Financial Officer	2021	-	-	-	$489,064	$-	$489,064

(1)	On March 15, 2021, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Funk pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $695,610. During the fiscal years ended March 31, 2022, we amortized $130,431 of the total to stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share. Accordingly, we recorded an additional $43,477 of stock-based compensation during the fiscal year ended March 31, 2022. A total of $521,702 of stock-based compensation remains to be recognized in future periods.

(2)	On September 15, 2020, our Board of Directors approved the grant of options to purchase 2,393,842 shares of our common stock to Mr. Jensen pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $1,853,256. During the fiscal year ended March 31, 2022, we amortized $579,146 of the total as stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share. Accordingly, we recorded an additional $115,829 of stock-based compensation during the fiscal year ended March 31, 2022. A total of $1,158,281 of stock-based compensation remains to be recognized in future periods. During the year ended March 31, 2021, we amortized $231,658 of the total as stock-based compensation. We also issued to Mr. Jensen a warrant to purchase 265,982 shares of our common stock at an exercise price of $1.00 per share. Pursuant to the terms of the agreement, this warrant was exercisable immediately on the date of issuance. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in the recording of stock-based compensation of $370,131 during the fiscal year ended March 31, 2021.

(3)

On March 15, 2021, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $695,610. During the fiscal year ended March 31, 2022, we amortized $130,431 of the total to stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share. Accordingly, we recorded an additional $43,477 of stock-based compensation during the fiscal year ended March 31, 2022. A total of $521,702 of stock-based compensation remains to be recognized in future periods.

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

Employment Agreements and Other Arrangements with Named Executive Officers

Gert Funk

Mr. Funk has received a grant of options to purchase 500,000 shares of our Common Stock. The options will be issued under our 2018 Plan. The options will (i) be incentive stock options, (ii) have an exercise price equal to $1.08 per share (subsequently reduced to $0.33 per share), which is the fair market value per share of our Common Stock on March 15, 2021 (January 11, 2022 for the reduction), as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable as to 1/48th of the shares subject to the options on the 15th day of each calendar month during the term of his employment agreement, commencing on April 15, 2021, (v) be subject to the exercise, forfeiture and termination provisions set forth in the Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. Vesting of the options will be accelerated upon a change of control.

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

Mr. Jensen also received a grant of options to purchase 2,393,842 shares of our Common Stock. The options were issued under our 2018 Plan. The options (i) are incentive stock options, (ii) have an exercise price equal to $1.08 per share (subsequently reduced to $0.33 per share), which is the fair market value per share of our Common Stock on September 15, 2020 (January 11, 2022 for the reduction), as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable as to 1/48th of the shares subject to the options on the 15th day of each calendar month during the term of his employment agreement, commencing on October 15, 2020, (v) be subject to the exercise, forfeiture and termination provisions set forth in the Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. Vesting of the options will be accelerated upon a change of control.

Under the employment agreement, upon our closing of an equity funding, in one or more rounds prior to April 30, 2021, resulting in aggregate gross proceeds to us of $2,000,000 or more, Mr. Jensen is to receive warrants to purchase 265,982 shares of our Common Stock. Our Board determined that the conditions for the warrant grant occurred on February 1, 2021. The warrants have a term of 10 years, be fully vested on the date of issuance, and have an exercise price equal to $1.00 per share (subsequently reduced to $0.33 per share), the weighted average price per share paid by the investors in such equity funding rounds.

Mr. Jensen’s employment agreement renews on a month-to-month basis. If Mr. Jensen should voluntarily terminate his agreement, or if we terminate his agreement other than for cause (as defined in the 2018 Plan), then he will be entitled to 12 months of accelerated vesting of his stock options.

Bennett J. Yankowitz

Mr. Yankowitz’s employment agreement provides for a base salary of $5,833 per month on the basis of a commitment of 20 hours per week. He is also entitled to a performance bonus of $7,500 per calendar quarter based on his achieving quarterly business objectives and milestones. In March 2021, he also received a grant of options to purchase 500,000 shares of our Common Stock. The options were issued under our 2018 Plan. The options (i) are incentive stock options, (ii) have an exercise price equal $1.08 per share (subsequently reduced to $0.33 per share), which is the fair market value per share of our Common Stock on March 1, 2021 (January 11, 2022 for the reduction), as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable as to 1/48th of the shares subject to the options on the 1st day of each calendar month during the term of his employment agreement, commencing on April 1, 2021, (v) be subject to the exercise, forfeiture and termination provisions set forth in the Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. 250,000 of the options will become fully vested and exercisable upon the achievement of business objectives and milestones. In addition, vesting of the options will be accelerated upon a change of control.

Outstanding Equity Awards During Fiscal 2022

	Option Awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Gert Funk	125,004	-	374,996	$0.33	3/15/2031
Peter M. Jensen	897,696	-	1,496,146	$0.33	9/15/2030
Bennett J. Yankowitz (1)	500,000	-	-	$0.33	8/8/2028
Bennett J. Yankowitz	125,004	-	374,996	$0.33	3/15/2031

(1). Represents options issued on August 8, 2018. The exercise price of these options was adjusted as of March 15, 2021 and January 11, 2022.

Option Exercises and Stock Vested During Fiscal 2022

There were no options exercised during the fiscal year ended March 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of July 14, 2022, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gert Funk (2)	5,184,317	18.2%
Peter Jensen (3)	1,577,776	5.3%
Bennett J. Yankowitz (4)	1,516,922	5.2%
All officers and directors as a group (three persons)	8,279,016	28.7%

Joseph Page Domaine de la Brague Route de Biot 289 F-06560 Valbonne France	1,500,000	5.3%

Carsten Mark (5) 15 Ovington Street London SW3 2JA United Kingdom	2,472,908	8.7%

(1)	Based on 28,364,689 outstanding shares as of July 14, 2022.

(2)	Includes the vested portion of an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.33 per share), expiring March 14, 2031.

(3)	Includes a warrant to purchase 265,982 shares of Common Stock at $1.00 per share (subsequently reduced to $0.33 per share), expiring February 15, 2031, and the vested portion of an option to purchase 2,393,842 shares of Common Stock at $1.08 per share (subsequently reduced to $0.33 per share), expiring September 15, 2030.

(4)	Includes an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.33 per share), expiring August 8, 2028, and the vested portion of an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.33 per share), expiring March 15, 2031.

(5)	Includes 1,672,908 shares held by Saxton Capital Ltd. Also includes 300,000 shares owned by SCSE Investments ApS, and 200,000 shares owned by SCSE Equities ApS, entities controlled by Mr. Mark’s daughters and over which he disclaims beneficial ownership.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2022 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	5,606,013	(1)	$0.33	393,987
	5,606,013			393,987

(1)	This total represents shares to be issued upon exercise of outstanding options granted under the RocketFuel Blockchain, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) that was approved by our stockholders on August 8, 2018. Under the 2018 Plan, 2,000,000 shares of our common stock were initially reserved for grant. On March 18, 2021, our Board of Directors approved the increase of shares reserved for issuance under the 2018 Plan to 6,000,000 shares of our common stock, subject to shareholder approval. There were no stock options exercised under the 2018 Plan during the fiscal year ended March 31, 2022. There were 600,000 performance-based options that were issued outside the 2018 Plan and not included in the table above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the years ended March 31, 2022 and 2021, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the affiliate of $126,850 and $100,349 for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, we had $11,277 and $35,475, respectively, payable to the affiliate.

During the year ended March 31, 2022, we recognized a total of $97,500 bonus expense for officers of the Company, of which $65,000 was payable at March 31,2022.

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

Board Attendance

Our Board is comprised of three directors of which two members are also our chief executive and chief financial officers, respectively. During the fiscal year ended March 31, 2022 we convened one (1) formal meeting of the Board.

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

The following is a summary of (i) the fees billed and billable to us by Prager Metis CPAs LLC, our independent registered public accounting firm, for professional services rendered in connection with (i) annual audits and quarterly review fees for the fiscal years ended March 31, 2022 and 2021; and (ii) other audit related fees and tax preparation fees incurred during the fiscal years ended March 31, 2022 and 2021.

Fee Category
	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Prager Metis CPAs LLC Audit fees	$77,000	$26,000
Other audit related fees	9,500	2,800
Tax fees	-	-
Total fees	$86,500	$28,800

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 33.

(2)	Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement, dated June 27, 2018, by and among the Company, RocketFuel Blockchain Company, Joseph Page, Gert Funk, PacificWave Partners Limited, PacificWave Partners UK Ltd. And Saxton Capital Ltd.	8-K	2.1	6/29/18

3.1	Articles of Incorporation	S-1	3.1	9/8/87

3.2	Amended and Restated Bylaws	8-K	3.1	6/29/18

3.3	Certificates of Amendment to Articles of Incorporation through December 31, 2017	S-1	3.3	3/30/21

3.4	Certificate of Amendment, dated September 25, 2018, as filed with the Secretary of State of the State of Nevada	S-1	3.4	3/30/21

10.1	Indemnification Agreement dated as of January 19, 2016, between Bennett Yankowitz and the Company	8-K	10.2	1/22/16

10.2	Indemnification Agreement dated as of January 19, 2016, between Henrik Rouf and the Company	8-K	10.3	1/22/16

10.3	2018 Stock Incentive Plan	14-C	Annex B	8/28/18

10.4	Subscription Agreement, dated April 29, 2020, between the Company and Investorlisten ApS	S-1	10.4	3/30/21

10.5	Warrant Agreement, dated May 1, 2020, between the Company and Investorlisten ApS	S-1	10.5	3/30/21

10.6	Agreement with Investorlisten ApS	S-1	10.6	3/30/21

10.7	Executive Employment Agreement, dated as of September 15, 2020, between the registrant and Peter M. Jensen	8-K	10.1	9/21/20

10.8	Indemnification Agreement dated as of September 15, 2020, between Peter M. Jensen and the Company	S-1	10.8	3/30/21

10.9	Amendment No. 1 to 2018 Stock Option Plan	8-K	10.2	9/21/20

10.10	Executive Employment Agreement, dated as of September 14, 2020, between the registrant and Rohan Hall	8-K	10.1	10/8/20

10.11	Indemnification Agreement dated as of September 14, between Rohan Hall and the Company	S-1	10.11	3/30/21

10.12	Common Stock Purchase Agreement dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.1	3/3/21

10.13	Common Stock Purchase Warrant dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.2	3/3/21

10.14	Indemnification Agreement dated as of January 1, 2021, between Gert Funk and the Company	S-1	10.14	3/30/21

10.15	Indemnification Agreement dated as of February 15, 2021, between Kurt Kumar and the Company	S-1	10.15	3/30/21

10.16	Amendment No. 2 to 2018 Stock Option Plan	S-1	10.16	3/30/21

10.17	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Bennett J. Yankowitz	S-1	10.17	3/30/21

10.18	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Gert Funk	S-1	10.18	3/30/21

10.19	Warrant dated February 15, 2021, from the Company to Peter M. Jensen	S-1	10.19	3/30/21

10.20	Settlement Agreement and Mutual Release, dated June 8, 2022, between RocketFuel Blockchain, Inc., RocketFuel Blockchain Company and Joseph Page	8-K	10.1	6/13/22

14.1	Code of Ethics	10-KSB	14.1	3/30/04

14.2	Amended and Restated Code of Ethics	S-1	14.2	3/30/21

21.1	Subsidiaries of the registrant	S-1	21.1	3/30/21

31.1	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

RocketFuel Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RocketFuel Blockchain, Inc. (the “Company”) as of March 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended March 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reported a net loss of $4,662,924 and $2,363,582 and a negative cash flow from operations of $2,776,911 and $636,257 for the years ended March 31, 2022 and 2021, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for the current audit period.

/s/ Prager Metis CPAs, LLC

Auditor firm ID: 273
We have served as the Company’s auditor since 2018

Hackensack, New Jersey

July 14, 2022

ROCKETFUEL BLOCKCHAIN, INC.

Balance Sheets

	March 31, 2022	March 31, 2021

ASSETS
Current assets:
Cash	$2,634,794	$800,331
Accounts receivable	3,475	10,000
Prepaid and other current assets	12,350	5,000
Total current assets	2,650,619	815,331

Property and equipment, net of accumulated depreciation and amortization of $149,919 and $0, respectively	460,176	-

Total assets	$3,110,795	$815,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$487,200	$144,830
Payable to related party	11,277	35,475
Deferred revenue	15,073	10,000
Total current liabilities	513,550	190,305
Total liabilities	513,550	190,305

Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 31,975,083 and 24,438,416 shares issued; 31,965,083 and 24,438,416 shares outstanding as of March 31, 2022 and 2021, respectively	31,975	24,438
Additional paid in capital	11,214,820	4,584,214
Accumulated deficit	(8,646,550)	(3,983,626)
Treasury stock, at cost	(3,000)	-

Total stockholders’ equity	2,597,245	625,026

Total liabilities and stockholders’ equity	$3,110,795	$815,331

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021

Revenue, net	$30,504	$-

Expenses:
Research and development	897,277	163,405
General and administrative expenses	3,763,179	2,200,177
Total operating expenses	4,660,456	2,363,582
Loss from operations	(4,629,952)	(2,363,582)
Other income (expense)
Change in fair value of derivative liability	4,128	-
Loss on debt extinguishment	(15,076)	-
Interest expense	(22,024)	-
Other expense	(32,972)	-
Loss before provision for income taxes	(4,662,924)	(2,363,582)

Provision for income taxes	-	-
Net Loss	$(4,662,924)	$(2,363,582)

Loss per common share:
Basic and diluted	$(0.17)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	27,820,791	23,541,520

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2022 and 2021

	Common Stock Outstanding		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2020	22,809,666	$22,810	-	$-	$1,534,757	$(1,620,044)	$(62,477)
Issuance of common stock in connection with private placement	478,750	478	-	-	478,272	-	478,750
Issuance of common stock to consultants for services	150,000	150	-	-	161,850	-	162,000
Issuance of common stock in connection with exercise of investor warrants	1,000,000	1,000	-	-	999,000	-	1,000,000
Stock-based compensation - employee and consultant option grants	-	-	-	-	1,090,204	-	1,090,204
Stock-based compensation - CEO warrant	-	-	-	-	370,131	-	370,131
Placement agent fee	-	-	-	-	(50,000)	-	(50,000)
Net loss	-	-	-	-	-	(2,363,582)	(2,363,582)
Balance at March 31, 2021	24,438,416	24,438	-	-	4,584,214	(3,983,626)	625,026

Issuance of common stock in connection with exercise of common stock purchase warrants	850,000	850	-	-	881,650	-	882,500
Stock-based compensation - employee and consultants option grants	-	-	-	-	1,360,642	-	1,360,642
Issuance of common stock to customers	20,000	20	-	-	19,980	-	20,000
Issuance of common stock and warrants, net of issuance costs	6,666,667	6,667	-	-	4,368,334	-	4,375,001
Repurchase of common stock	-	-	(10,000)	(3,000)	-	-	(3,000)
Net loss	-	-	-	-	-	(4,662,924)	(4,662,924)
Balance as of March 31, 2022	31,975,083	$31,975	(10,000)	$(3,000)	$11,214,820	$(8,646,550)	$2,597,245

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(4,662,924)	$(2,363,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,919	-
Stock based compensation	1,380,642	1,622,335
Change in fair value of derivative liability	(4,128)	-
Loss on extinguishment of convertible note payable	15,076	-
Amortization of debt discount	22,084	-

Changes in operating assets and liabilities:
Accounts receivable	6,525	(10,000)
Prepaid expenses and other current assets	(7,350)	(5,000)
Accounts payable and accrued expenses	342,370	80,018
Payable to related party	(24,198)	29,972
Deferred revenue	5,073	10,000
Net cash flows used in operating activities	(2,776,911)	(636,257)

Cash Flows from Investing Activities:
Purchase of property and equipment	(23,395)	-
Software development costs	(586,700)	-
Net cash flows used in investing activities	(610,095)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,375,001	428,750
Proceeds from exercise of common stock warrants	882,500	1,000,000
Shares repurchased	(3,000)	-
Proceeds from convertible note payable, net	126,250	-
Repayment of convertible note payable	(159,282)	-
Net cash flows provided by financing activities	5,221,469	1,428,750
Net change in cash	1,834,463	792,493
Cash at beginning of year	800,331	7,838
Cash at end of year	$2,634,794	$800,331

Supplemental disclosure of non-cash flow information
Common stock issued to customer for early adoption	$20,000	$-

The accompanying notes are an integral part of these financial statements

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

1. Business

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

Use of Accounting Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 350-40. Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of its internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by the Company and accessed by its customers through the Company’s website. In addition, the Company capitalizes certain general and administrative costs related to the customization and development of our internal business systems. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of two years.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is three years for the Company. Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the related assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

Revenue Recognition

During March 2021 we commenced commercial operations. Our revenues will be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

In April 2016, the FASB issued “ASU 2016 - 10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing.” The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are currently evaluating the impact that this updated guidance will have on our results of operations, cash flows or financial condition.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments and warrants would be anti-dilutive if converted or exercised, respectively, as of March 31, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Years Ended March 31,
	2022	2021

Stock Options, vested and exercisable	2,377,300	1,078,579
Common Stock Warrants	10,665,982	1,565,982
Total	13,043,282	2,644,561

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation, (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

For stock options issued to employees and members of the Board of Directors (the “Board) for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

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

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, during the second quarter of fiscal 2022, we issued financial instruments including convertible promissory notes payable with embedded conversion features that do not afford equity classification. As required by ASC 815, these embedded conversion options are required to be carried as derivative liabilities, at fair value, in our financial statements (See Note 7). During the third quarter of fiscal 2022, these derivatives were satisfied.

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

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the years ended March 31, 2022 and 2021, we reported a net loss of $4,662,924 and $2,363,582, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $1,380,642 and $1,622,335,respectively, and cash flows used in operating activities during the years ended March 31, 2022 and 2021 of $2,776,911 and $636,257, respectively. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the year ended March 31, 2022, we raised $882,500 through the exercise by certain investors of common stock purchase warrants. During the year ended March 31, 2022, we completed a public offering of 6,666,667 shares of Common Stock and accompanying warrants to purchase 6,666,667 shares of Common Stock and raised approximately $4.4 million in proceeds, net of the issuance costs (See Note 9 – Stockholders’ equity (deficit). We have used and plan to continue using the net proceeds of the private placement, warrant exercise and public offering to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain-based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrants, the public offering and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

4. Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	March 31, 2022	March 31, 2021
Capitalized software development costs	$586,700	$-
Computer equipment	23,395
Less: Accumulated depreciation and amortization	(149,919)	-
Property and equipment, net	$460,176	$-

Capitalized software development costs represent the costs incurred during the development stage, when direct and incremental internal and external costs, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality.

Depreciation expense amount to $2,642 and amortization expense amounted to $147,277 for the year ended March 31, 2022.

5. Related Party Transactions

During the year ended March 31, 2022 and 2021, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $126,850 and $100,349 for the years ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, we had $11,277 and $35,475, respectively, payable to the Affiliate.

6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the years ended March 31, 2022 and 2021, we recorded revenues of $30,504 and $0, respectively. Deferred revenue was $15,073 and $10,000 as of March 31, 2022 and 2021, respectively.

7. Convertible Note Payable

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

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

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

On November 8, 2021, we repaid the convertible note in full. Using the same valuation method, the fair value of the embedded conversion feature at repayment was $116,023, resulting in a change in fair value of the derivative liability of $4,128 for the year ended March 31, 2022. We also recognized a loss on debt extinguishment of $15,076 for the year ended March 31, 2021. There was no conversion prior to November 8, 2021.

8. Income Taxes

As of March 31, 2022 and 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We were incorporated on January 12, 2018, and therefore, the years ended March 31, 2018 through 2021 tax years are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the years ended March 31:

	2022		2021
Federal income tax expense (benefit) based on statutory rate	$(979,000)	(21.0)%	$(284,000)	(21.0)%
State income tax expense (benefit), net of federal taxes	(410,000)	(8.8)%	-	-%
Revision of NOL estimates, state apportionment factors, stock-based compensation and state effective tax rates	(359,000)	(7.2)%	-	-%
Change in valuation allowance	1,748,000	37.0%	284,000	21.0%
Total taxes on income (loss)	$-	-%	$-	-%

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

Significant components of our deferred tax assets consist of the following:

	March 31, 2022	March 31, 2021
Deferred tax assets arising from:
Share based compensation	1,223,000	-
Net operating loss carryforwards	1,381,000	284,000
Total deferred tax assets	2,604,000	284,000
Less valuation allowance	(2,604,000)	(284,000)
Net deferred tax assets	$-	$-

As of March 31, 2022 and 2021, we had federal and state tax net operating loss carryforwards of $4,634,000 and $1,351,000, respectively. Federal net operating loss carryforwards of $4,634,000 do not expire. State net operating loss carryforwards of $1,351,000 will expire at various dates beginning in 2039, each year’s loss limited to a 20-year carryover period.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

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

9. Stockholders’ Equity (Deficit)

On January 9, 2020, we sold 10,000 shares of our common stock to a private investor, resulting in cash proceeds of $10,000. On February 13, 2020, we sold 11,250 shares of our common stock to a private investor, resulting in cash proceeds of $11,250. On April 29, 2020, we entered into a subscription agreement with a private investor for the purchase of 478,750 shares of our common stock, at a purchase price of $1.00 per share, resulting in cash proceeds of $478,750. All these transactions were part of a private placement of 500,000 shares of common stock. We paid a placement fee of $50,000 in connection with these transactions during the year ended March 31, 2021.

On August 24, 2020, we issued 150,000 shares of our common stock to a consultant in lieu of cash for services. The common stock was valued at $162,000, or $1.08 per share, based on an independent appraisal.

On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share (the “First Warrant”). The warrant was to expire on April 30, 2021. We also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2020. During the year ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021, we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. In the year ended March 31, 2022, the warrant holder exercised warrants from the Second Warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. At March 31, 2022, there are 1,950,000 Second Warrants outstanding and exercisable.

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

On March 31, 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for (1) the payment of $10,000 in connection with the implementation of our blockchain technology and (2) the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. On August 4, 2021, we issued such 10,000 shares of our common stock to the customer. On October 6, 2021, we issued 10,000 shares of our common stock to another customer. Prior to the fiscal yearend, in settlement of a customer dispute, we repurchased the 10,000 shares of stock issued in October 2021 for $10,000 and are carrying those shares as treasury stock.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

From January 1, 2018 through March 31, 2022, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 5,606,013 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $0.33 per share (after re-pricing).

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

As of March 31, 2022, and 2021, we had 31,965,083 shares and 24,438,416 shares of our common stock outstanding, respectively.

Warrants:

The following is a summary of warrants for the years ended March 31, 2022 and 2021:

	Warrants	Weighted Average Exercise Price
Outstanding at April 1, 2020	-	$-
Issued	2,565,982	1.00 to 1.65
Exercised	(1,000,000)	1.00
Canceled	-	-
Expired	-	-
Outstanding at March 31, 2021	1,565,982	1.00 to 1.65
Issued	9,950,000	0.75 to 1.00
Exercised	(850,000)	1.00 to 1.65
Canceled	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2022	10,665,982	$0.84
Weighted average remaining contractual term (years)		4.11

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

10. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. As of March 31, 2022 and 2021 there were 393,987 shares and 502,230 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. As of the date of the filing of this Annual Report on Form 10-K, we had not yet solicited votes from our stockholders to approve the increase in the number of shares of our common stock available for grant pursuant to the 2018 Plan. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 plan. In addition to the options discussed here, there have been 600,000 performance-based option shares issued outside the 2018 Plan.

Stock Option Re-Pricing

On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of certain options totaling 5,597,970 (vested and unvested) from $1.08 per share to $0.33 per share. All other terms of these stock option grants were unchanged. Also included in the re-pricing is a warrant to purchase 265,982 shares issued to our chief executive officer with an exercise price of $1.00 per share. As a result of this repricing, we recorded a total incremental stock-based compensation of $123,580, among which $34,465 was recorded as an additional expense for the fiscal year ended March 31, 2022.

Service-Based Stock Option Grants

In determining the fair value of the service-based options during the fiscal years ended March 31, 2022 and 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Year Ended March 31
	2022	2021
Option exercise price per share	$0.25 - $2.75	$1.08 - $1.32
Grant date fair value per share	$0.20 - $2.75	$1.08 - $1.96
Range of Expected volatility	161.0% - 220.5%	85.0% - 214.5%
Expected term of option in years	3 - 6.25	6.25
Range of risk-free interest rate	0.50% - 2.20%	0.42% - 0.84%
Dividend yield	-	-

Activity under the 2018 Plan for all service-based stock options for the years ended March 31, 2022 and 2021 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2020:	500,000	$1.08	8.33	$120,000
Granted	4,397,770	1.08
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of March 31, 2021	4,897,770	$1.08	9.63	$1,175,417
Granted	708,243	$0.31
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of March 31, 2022	5,606,013	$0.33	8.57	$5,000
Options vested and exercisable as of March 31, 2022	2,160,106	$0.33		$344

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2022 of $0.30 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. There were no service-based stock options exercised under the 2018 Plan for the years ended March 31, 2022 and 2021.

For the fiscal year ended March 31, 2022, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $1,257,283, inclusive of the additional stock-based compensation of $32,721 recorded in connection with the re-pricing of exercise price of certain outstanding stock options. For the fiscal year ended March 31, 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $1,023,672, inclusive of the additional stock-based compensation of $489,064 recorded in connection with the re-pricing of the exercise price of certain stock options. As of March 31, 2022 and 2021, we had $3,336,948 and $4,069,865 of unrecognized stock-based compensation cost related to service-based stock options, respectively.

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

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

Activity under the 2018 Plan for all performance-based stock options for the years ended March 31, 2022 and 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of April 1, 2020	-	-			-
Granted	600,000	1.08
Exercised	-
Cancelled or forfeited	-
Options outstanding at March 31, 2021	600,000	$1.08	9.83		$144,000
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding as of March 31, 2022	600,000	$0.33	8.46	$	nil
Options vested and exercisable as of March 31, 2022	217,194	$0.33		$	nil

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

For the fiscal year ended March 31, 2022, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $103,359, inclusive of the additional stock-based compensation of $1,744 recorded in connection with the re-pricing of exercise price of certain outstanding stock options. For the fiscal year ended March 31, 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $66,531. As of March 31, 2022 and 2021, we had $315,164 and $397,975 of unrecognized stock-based compensation cost related to performance-based stock options, respectively. There were no performance-based stock options exercised under the 2018 Plan for the fiscal years ended March 31, 2022 and 2021.

11. Commitments and Contingencies

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

We were seeking injunctive and declaratory relief as well as damages of at least $5.1 million. On May 29, 2019, Mr. Page resigned from our board. After his resignation, we retained independent patent counsel to review our patent applications. In connection with this review, we discovered certain deficiencies in some of the applications and in their assignments to us. We determined that all of the applications had been abandoned. Based on this review, we decided to refile three of our applications with the U.S. Patent and Trademark Office, which we did in May 2020. It is our belief that the three newly filed patent applications cover and/or disclose the same subject matter as we disclosed in the five original patent applications. In this case, our rights may be subject to any intervening patent applications made after the dates of the original applications. In the lawsuit, we were alleging that Mr. Page was aware of the abandonments when he assigned the patents to RocketFuel Blockchain Company (“RBC”), a private corporation that he controlled, and that he failed to disclose to us the abandonments when the Company acquired RBC in exchange for shares of the Company’s Common Stock. Mr. Page filed an answer denying the Company’s claims and asserted cross- and counterclaims against the Company and several of the Company’s shareholders alleging breach of contract and fraud. In September 2021, Mr. Page voluntarily dismissed all of the counterclaims against the shareholders.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court.

At the date of this report, the Company is unable to estimate the probability success or dollar amount of rulings in the March 2, 2021 case against EGS, and as a result, has not accrued any potential benefit to the Company’s balance sheet. Attorney fees related to these proceedings are expensed as incurred.

12. Subsequent Events

With the exception of the following, all significant events subsequent to the close of the fiscal year ended March 31, 2022 have been disclosed in the notes to which the events apply to these financial statements.

Subsequent to March 31, 2022, the Company issued a total of 125,000 10-year options to purchase shares of the Company with an exercise prices equal to the fair market value on the grant date.

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

Dated: July 14, 2022