Form 10-Q
period 2022-06-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2022-08-18
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	90-1188745
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(424) 256-8560

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None		None

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

Number of shares of issuer’s common stock outstanding at August 18, 2022: 28,698,632.

ROCKETFUEL BLOCKCHAIN, INC.

PART I FINCANCIAL INFORMATION

Item 1 Consolidated Financial Statements

ROCKETFUEL BLOCKCHAIN, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	March 31, 2022

ASSETS
Current Assets:
Cash	$1,436,890	$2,634,794
Restricted cash	55,956	-
Accounts receivable	1,362	3,475
Prepaid and other current assets	81,057	12,350
Total current assets	1,575,265	2,650,619

Property and equipment, net of accumulated depreciation and amortization of $237,000 and $149,919, respectively	540,976	460,176

Total Assets	$2,116,241	$3,110,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$657,430	$487,200
Payable to related party	47,679	11,277
Deferred revenue	11,292	15,073
Total current liabilities	716,401	513,550
Total liabilities	716,401	513,550

Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding as of June 30, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 28,364,689 and 31,975,083 shares issued; 28,364,689 and 31,965,083 shares outstanding as of June 30, 2022 and March 31, 2022, respectively	28,365	31,975
Additional paid in capital	11,492,762	11,214,820
Accumulated deficit	(10,121,287)	(8,646,550)
Treasury stock, at cost	-	(3,000)
Total stockholders’ equity	1,399,840	2,597,245

Total Liabilities and Stockholders’ Equity	$2,116,241	$3,110,795

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Revenue, net	$8,132	$2,500

Operating expenses:
Research and development expenses	258,965	326,217
General and administrative expenses	1,237,954	880,874
Total operating expenses	1,496,919	1,207,091
Loss from operations	(1,488,787)	(1,204,591)

Other income – Gain from legal settlement	540,059	-

Loss before provision for income taxes	(948,728)	(1,204,591)

Provision for income taxes	-	-

Net loss	$(948,728)	$(1,204,591)

Loss per common share:
Basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	31,205,000	24,868,416

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Month Periods Ended June 30, 2021 and 2022

(Unaudited)

	Common Stock Outstanding		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	24,438,416	$24,438	-	$-	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	550,000	550	-	-	581,950	-	582,500
Stock-based compensation - employees and consultants option grants	-	-	-	-	316,896	-	316,896
Net loss	-	-	-	-	-	(1,204,591)	(1,204,591)
Balance at June 30, 2021	24,988,416	$24,988	-	$-	$5,483,060	$(5,188,217)	$319,831

Balance at March 31, 2022	31,975,083	$31,975	(10,000)	$(3,000)	$11,214,820	$(8,646,550)	$2,597,245
Stock-based compensation – employees and consultants option grants	-	-	-	-	291,382	-	291,382
Cancellation of common stock	(3,610,394)	(3,610)	10,000	3,000	(13,440)	(526,009)	(540,059)
Net loss	-	-	-	-	-	(948,728)	(948,728)
Balance as of June 30, 2022	28,364,689	$28,365	-	$-	$11,492,762	$(10,121,287)	$1,399,840

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(948,728)	$(1,204,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,081	-
Stock based compensation	291,382	316,896
Gain from legal settlement	(540,059)	-
Changes in operating assets and liabilities:
Accounts receivable	2,113	(10,000)
Prepaid expenses and other current assets	(68,707)	(55,000)
Accounts payable and accrued expenses	170,230	88,000
Payable to related party	36,402	(19,145)
Deferred revenue	(3,781)	7,500
Net cash flows used in operating activities	(974,067)	(876,340)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,393)	-
Software development cost	(162,488)	-
Net cash flows used in investing activities	(167,881)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with exercise of common stock purchase warrants	-	582,500
Net cash flows provided by financing activities	-	582,500
Net change in cash and restricted cash	(1,141,948)	(293,840)
Cash and restricted cash at beginning of period	2,634,794	800,331
Cash and restricted cash at end of period	$1,492,846	$506,491

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

	2022	2021
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above at June 30:

Cash	$1,436,890	$506,491
Restricted cash	55,956	-
Total cash and restricted cash	$1,492,846	$506,491

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

On May 12, 2022, the Company incorporated a wholly owned subsidiary, RocketFuel (BVI) Ltd., in the British Virgin Islands. The subsidiary is formed to be the issuer of digital tokens in connection with our planned loyalty program. On May 17, 2022, the Company incorporated another wholly owned subsidiary, RocketFuel A/S, in Denmark. This subsidiary will engage in our B2B cross border settlement program. The subsidiary received a Virtual Asset Services Provider (VASP) license in July 2022, allowing it to offer a variety of crypto-based services in the EU. Both subsidiaries have not commenced commercial operations as of June 30, 2022.

2. Summary of Significant Accounting Policies

Other than as discussed herein, our significant accounting policies are described in Note 2 to the audited financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K as filed with the SEC on July 15, 2022.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three months ended June 30, 2022 and cash flows for the three months ended June 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The March 31, 2022 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. These unaudited financial statements should be read in conjunction with our audited financial statements as of March 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in accordance with consolidation accounting guidance. The Company’s subsidiaries consist of RocketFuel Blockchain Company (RBC) (incorporated in Nevada), RocketFuel A/S (incorporated in Denmark), and RocketFuel (BVI) (incorporated in the British Virgin Islands), the latter two of which were incorporated during the quarter ended June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, which are evaluated on an ongoing basis, and that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and judgments.

Cash and Cash Equivalents

Cash includes cash on hand. We consider all highly-liquid, temporary cash investments with a maturity date of three months or less to be cash equivalents.

Restricted Cash

In relation to the Company’s incorporation of a subsidiary in Denmark, a cash deposit of $55,956 was made into an escrow account controlled by a legal firm. This cash is not available to fund immediate or general business use until it is released from escrow into an operating cash account of the Denmark subsidiary. Until this release occurs, the cash is restricted in nature and is separately disclosed on the Company’s consolidated balance sheet and consolidated statement of cash flows.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) which provides guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments, stock options and warrants would be anti-dilutive if converted or exercised for the three months ended June 30, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2022	June 30, 2021
Stock options – vested and exercisable	2,735,290	1,388,327
Warrants	10,665,982	2,515,982
Total potential dilution	13,401,272	3,904,309

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended June 30, 2022 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. We have not received any government assistance from various relief packages available in countries where we operate.

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

3. Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three months ended June 30, 2022 and 2021, we reported a net loss of $948,728 and $1,204,591, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $291,382 and $316,896, respectively, and cash flows used in operating activities during the three months ended June 30, 2022 and 2021 of $974,067 and $876,340, respectively. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the year ended March 31, 2022, we raised $882,500 through the exercise by certain investors of common stock purchase warrants and completed a public offering of 6,666,667 shares of Common Stock and accompanying warrants to purchase 6,666,667 shares of Common Stock and raised approximately $4.4 million in proceeds, net of the issuance costs. We have used and plan to continue using the net proceeds of the public offering and warrant exercise to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the public offering, the exercise of the common stock purchase warrant, and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

4. Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	Useful Life	June 30, 2022	March 31, 2022
Capitalized software development costs	2 years	$749,188	$586,700
Computer equipment	3 years	28,788	23,395
Less: Accumulated depreciation and amortization		(237,000)	(149,919)
Property and equipment, net		$540,976	$460,176

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Depreciation and amortization expenses amount to $87,081 and $nil for the three months ended June 30, 2022 and 2021, respectively.

5. Related Party Transactions

During the three months ended June 30, 2022 and 2021, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $58,058 and $24,160 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, we had $47,679 and $11,277, respectively, payable to the Affiliate.

6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the three months ended June 30, 2022 and 2021, we recorded revenues of $8,132 and $2,500, respectively. Deferred revenue was $11,292 and $15,073 as of June 30, 2022 and March 31, 2022, respectively.

7. Stockholders’ Equity

Cancellations of Stock:

On October 6, 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. In March 2022, in settlement of a customer dispute, we repurchased the 10,000 shares of stock issued in October 2021 for $3,000. During the three months ended June 30, 2022, the 10,000 shares were cancelled.

On June 7, 2022, we entered into a settlement agreement in the legal proceedings with Joseph Page, our former director and chief technology officer, as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the three months ended June 30, 2022 in the accompanying consolidated statements of operations. Immediately after these shares were transferred to the Company, the 3,600,394 shares were cancelled and we recorded cancellation of these treasury shares for the three months ended June 30, 2022.

As of June 30, 2022, and March 31, 2022, we had 28,364,689 shares and 31,965,083 shares of our common stock outstanding, respectively.

Warrants:

As of June 30, 2022, the total outstanding warrants to purchase of the Company’s common stock were 10,665,982 with a weighted average exercise price of $0.84. There were no new warrants issued during the three months ended June 30, 2022. As of June 30, 2022 and March 31, 2022, the weighted average remaining contractual terms were 3.86 and 4.11 years, respectively.

8. Stock- Based Compensation

Stock Option Plan:

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 plan. As of June 30, 2022 and March 31, 2022, there were 2,176,198 and 393,987 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Service-Based Stock Option Grants

In determining the fair value of the service-based options during the three months ended June 30, 2022, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Option exercise price per share	$0.21 - $0.30
Grant date fair value per share	$0.20 - $0.29
Expected volatility	163%
Expected term of option in years	6.25
Range of risk-free interest rate	2.5%
Dividend yield	-

Activity under the 2018 Plan for all service-based stock options for the three months ended June 30, 2022 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	5,606,013	$0.33	8.57	$5,000
Granted	100,000	0.26
Exercised	-	-
Cancelled or forfeited	(482,211)	1.96
Options outstanding as of June 30, 2022	5,223,802	$0.33	8.31	$-
Options vested and exercisable as of June 30, 2022	2,485,282	$0.29		$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2022 of $0.16 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. There were no service-based stock options exercised under the 2018 Plan for the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022 and 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $264,235 and $291,492, respectively. As of June 30, 2022 and March 31, 2022, we had $3,015,293 and $3,336,948 of unrecognized stock-based compensation cost related to service-based stock options, respectively.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

Activity under the 2018 Plan for all performance-based stock options for the three months ended June 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	600,000	$0.33	8.46	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2022	600,000	$0.33	8.21	$-
Options vested and exercisable as of June 30, 2022	250,008	$0.33		$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2022 of $0.16 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. There were no performance-based stock options exercised under the 2018 Plan for the three months ended June 30, 2022 and 2021.

For the three months ended June 30, 2022 and 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $27,147 and $25,404, respectively. As of June 30, 2022 and March 31, 2022, we had $288,016 and $315,164 of unrecognized stock-based compensation cost related to performance-based stock options, respectively. There were no performance-based stock options exercised under the 2018 Plan for the three months ended June 30, 2022 and 2021.

9. Commitments and Contingencies

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the three months ended June 30, 2022 in the accompanying consolidated statements of operations (see Note 7).

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

At the date of this report, the Company is unable to estimate the probability of success or dollar amount of rulings in the March 2, 2021 case against EGS, and as a result, has not accrued any potential benefit to the Company’s balance sheet. Attorney fees related to these proceedings are expensed as incurred.

10. Subsequent Events

We evaluated all events or transactions that occurred after the balance sheet date through the date when we issued these financial statements and, other than the matters discussed below, we did not have any other material recognizable subsequent events during this period.

We entered into a marketing service agreement on July 20, 2022 with a certain marketing firm whereby the marketing firm provides various marketing services for us. In connection with this agreement, we issued 333,943 shares in consideration for the performance of the services by this firm.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, and are not guaranties of future performance. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ from our predictions include, without limitation:

●	Market acceptance of our products and services;
●	Competition from existing products or new products that may emerge;
●	The implementation of our business model and strategic plans for our business and our products;
●	Estimates of our future revenue, expenses, capital requirements and our need for financing;
●	Our financial performance;
●	Current and future government regulations;
●	Developments relating to our competitors; and
●	Other risks and uncertainties, including those listed under the section titled “Risk Factors” in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022.

Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report and in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on July 15, 2022. You can read these documents at www.sec.gov.

Overview

Our Business

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended June 30, 2022 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2022. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended June 30, 2022 vs June 30, 2021

Revenues

During the three months ended June 30, 2022, we recorded revenues of $8,132 as a result of transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the three months ended June 30, 2021, we recorded revenues of $2,500 for similar recognition of deferred revenues.

We anticipate that future revenues will continue to be generated from (i) fees charged in connection with the implementation of our blockchain technology; and (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $258,965 as compared with $326,217 for the prior year period, a decrease of $67,252. The decrease is primarily a result of a larger portion of effort of contract developers and the payroll expenses being directed toward capitalized development of and improvements in our blockchain technology software for payment processing.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $1,237,954 as compared with $880,874 for the prior year period, an increase of $357,080. The increase is primarily a result of (i) an increase in legal fees of approximately $125,000 incurred in connection with business development strategies; (ii) increased payroll and recruiting expenses of approximately $192,000 incurred in connection with the hiring of certain key management and technical personnel; and (iii) an increase of approximately $33,000 in finance professional fees in designing and managing accounting systems to accommodate additional revenue stream opportunities.

Liquidity and Capital Resources

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

On June 30, 2022, we had total assets of $2,116,241 and total liabilities of $716,401. This compares to total assets of $3,110,795 and total liabilities of $513,550 on March 31, 2022. As of June 30, 2022, our assets consisted of $1,492,846 of cash and restricted cash, $1,362 of accounts receivable, $81,057 of prepaid and other current assets and $540,976 of property and equipment, net of depreciation and amortization. The decrease in assets compared to March 31, 2022 is due to the use of cash to pay for operating costs as a result of increase business activities, somewhat offset by the increase in prepaid and other current assets and the capitalization of software development costs. As of June 30, 2022, our liabilities consist of $657,430 of accounts payable and accrued expenses, $47,679 due to related parties and $11,292 of deferred revenue. The increase in liabilities compared to March 31, 2022 is largely due to increases of accounts payables and accrued expenses with a lesser increase in amounts due to a related party.

On June 30, 2022, we had working capital of $858,864 and a stockholders’ equity of $1,399,840 compared to working capital of $2,137,069 and stockholders’ equity of $2,597,245 at March 31, 2022. Working capital decreased during the three months ended June 30, 2022 largely due to cash used in operating activities to expand on the Company’s product offerings and capabilities of its software. Stockholders’ equity decreased due to the operating loss for the three-month period ended June 30, 2022, with no additional private placement funds to offset the operating loss.

As of June 30, 2022, we had cash and restricted cash of $1,492,846 as compared to $2,634,794 as of March 31, 2022.

During the three months ended June 30, 2022, we had net cash of $974,067 used in operating activities, which was composed primarily of (i) our net loss of $948,728, (ii) a gain from a legal settlement of $540,059, and (iii) increases in prepaid and other current assets of $68,707. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $291,382 in connection with stock options granted pursuant to the 2018 Stock Option Plan, (ii) depreciation and amortization of $87,081, (iii) an increase in accounts payable and accrued expenses of $170,230, and (iv) an increase in a payable to a related party of $36,402. During the three months ended June 30, 2021, we had net cash of $876,340 used in operating activities, which was composed of our net loss of $1,204,591 and offset by (i) stock-based compensation of $316,896 and (ii) smaller incremental increases and decreases to accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, payables to related parties and deferred revenues.

During the three months ended June 30, 2022, we used cash of $167,881 for the purchase of property and equipment and the capitalization of software development costs. There were no such investments during the three-month period ended June 30, 2021.

During the three months ended June 30, 2022, we had no cash provided by financing activities, compared with $582,500 net cash provided by the issuance of common stock in connection with exercise of common stock purchase warrants during the three-month period ended June 30, 2021.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2022, we reported a net loss of $948,728, which included non-cash stock-based compensation of $291,382 and $540,059 of gain from a legal settlement, and cash flows used in operating activities of $974,067. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

We do not have any long-term commitments as of June 30, 2022.

Subsequent Events

We entered into a marketing service agreement on July 20, 2022 with a certain marketing firm whereby the marketing firm provides various marketing services for us. In connection with this agreement, we issued 333,943 shares in consideration for the performance of the services by this firm.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended June 30, 2022 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including establishing remote working arrangements for our employees, limiting non-essential business travel, and cancelling or shifting our customer, employee, and industry events to a virtual-only format for the foreseeable future. We have not received any government assistance from various relief packages available in countries where we operate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2022, our internal controls over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

The following changes have been made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have engaged a new accountant and an independent Controller to transact and oversee the financial activities of the Company, with preparation of our public filings by an SEC Manager, each with the guidance of our SEC Director. These persons are under the purview of our CFO.

We intend to perform additional internal control improvements, beginning with written documentation of financial processes.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the three months ended June 30, 2022 in the accompanying consolidated statements of operations.

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

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended March 31, 2022 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

We had no placements or sales of the Company’s equity securities during the three-month period ended June 30, 2022.

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

Dated: August 18, 2022

