Form 10-Q
period 2022-09-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2022-11-14
CIK 823546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	90-1188745
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(424) 256-8560

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	RKFL	None

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

Number of shares of issuer’s common stock outstanding at November 14, 2022: 32,427,446

ROCKETFUEL BLOCKCHAIN, INC.

PART I FINCANCIAL INFORMATION

Item 1 Consolidated Financial Statements

ROCKETFUEL BLOCKCHAIN, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	March 31, 2022

ASSETS
Current Assets:
Cash	$1,079,504	$2,634,794
Restricted Cash	55,956	-
Accounts receivable	60,200	3,475
Prepaid expenses and other current assets	130,460	12,350
Total current assets	1,326,120	2,650,619

Property and equipment, net of accumulated depreciation and amortization of $348,397 and $149,919, respectively	642,920	460,176

Total Assets	$1,969,040	$3,110,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$743,197	$487,200
Payable to related party	34,569	11,277
Deferred revenue	35,847	15,073
Total current liabilities	813,613	513,550
Total liabilities	813,613	513,550

Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding as of September 30, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 32,427,446 and 31,975,083 shares issued; 32,427,446 and 31,965,083 shares outstanding as of September 30, 2022 and March 31, 2022, respectively	32,428	31,975
Additional paid in capital	12,486,757	11,214,820
Accumulated deficit	(11,363,758)	(8,646,550)
Treasury stock, at cost	-	(3,000)
Total stockholders’ equity	1,155,427	2,597,245

Total Liabilities and Stockholders’ Equity	$1,969,040	$3,110,795

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Revenue	$41,815	$9,375	$49,947	$11,875
Transaction expense	(75,602)	-	(75,602)	-
Gross Margin	(33,787)	9,375	(25,655)	11,875

Operating expenses:
Research and development expenses	327,699	294,326	586,664	650,762
General and administrative expenses	891,008	879,355	2,128,962	1,730,010
Total operating expense	1,218,707	1,173,681	2,715,626	2,380,772
Loss from operations	(1,252,494)	(1,164,306)	(2,741,281)	(2,368,897)

Other income (expense):
Change in fair value of derivative liability	-	6,741	-	6,741
Interest expense	-	(20,973)	-	(20,973)
Gain from legal settlement	-	-	540,059	-
Others	10,023	-	10,023	-
Other income (expense)	10,023	(14,232)	550,082	(14,232)

Loss before provision for income taxes	(1,242,471)	(1,178,538)	(2,191,199)	(2,383,129)

Provision for income taxes	-	-	-	-
Net loss	$(1,242,471)	$(1,178,538)	$(2,191,199)	$(2,383,129)

Loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.10)

Weighted average common shares outstanding :
Basic and diluted	29,116,033	24,464,625	30,139,288	24,610,390

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six-Month Periods Ended September 30, 2021 and 2022

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	-	$-	24,438,416	$24,438	-	$-	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	550,000	550	-	-	581,950	-	582,500
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	316,896	-	316,896
Net loss	-	-	-	-	-	-	-	(1,204,591)	(1,204,591)
Balance as of June 30, 2021	-	-	24,988,416	24,988	-	-	5,483,060	(5,188,217)	319,831
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	100,000	100	-	-	99,900	-	100,000
Issuance of common stock to customer	-	-	10,000	10	-	-	9,990	-	10,000
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	319,850	-	319,850
Net loss	-	-	-	-	-	-	-	(1,178,538)	(1,178,538)
Balance as of September 30, 2021	-	$-	25,098,416	$25,098	-	$-	$5,912,800	$(6,366,755)	$(428,857)

Balance as of March 31, 2022	-	$-	31,975,083	$31,975	(10,000)	$(3,000)	$11,214,820	$(8,646,550)	$2,597,245
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	291,382	-	291,382
Cancellation of common stock			(3,610,394)	(3,610)	10,000	3,000	(13,440)	(526,009)	(540,059)
Net loss	-	-	-	-	-	-	-	(948,728)	(948,728)
Balance as of June 30, 2022	-	-	28,364,689	28,365	-	-	11,492,762	(10,121,287)	1,399,840
Issuance of common stock in a private placement, net of issuance costs which included 338,983 shares issued for commissions	-	-	3,728,814	3,729	-	-	696,271	-	700,000
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	280,567	-	280,567
Issuance of common stock for service	-	-	333,943	334	-	-	17,157	-	17,491
Net loss	-	-	-	-	-	-	-	(1,242,471)	(1,242,471)
Balance as of September 30, 2022	-	$-	32,427,446	$32,428	-	$-	$12,486,757	$(11,363,758)	$1,155,427

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,191,199)	$(2,383,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,477	-
Stock based compensation	589,440	646,746
Gain from legal settlement	(540,059)	-
Change in fair value of derivative liability	-	(6,741)
Amortization of debt discount	-	19,349
Changes in operating assets and liabilities:
Accounts receivable	(56,725)	6,600
Prepaid expenses and other current assets	(118,110)	(13,779)
Accounts payable and accrued expenses	255,997	288,029
Payable to related party	23,292	36,680
Deferred revenue	20,774	2,500
Net cash flows used in operating activities	(1,818,113)	(1,403,745)

Cash Flows from Investing Activities:
Purchase of property and equipment	(13,041)	-
Software development cost	(368,180)	-
Net cash flows used in investing activities	(381,221)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with exercise of common stock purchase warrants	-	682,500
Proceeds from issuance of common stock, warrants and tokens, net of issuance costs	700,000	-
Proceeds from convertible note payable, net	-	126,250
Net cash flows provided by financing activities	700,000	808,750
Net change in cash and restricted cash	(1,499,334)	(594,995)
Cash and restricted cash at beginning of period	2,634,794	800,331
Cash and restricted cash at end of period	$1,135,460	$205,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash flow information:
Common stock issued to customer for early adopter	$-	$10,000
Common stock issued to consultant in lieu of cash	$17,491	$-

	2022	2021
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above at September 30:

Cash	$1,079,504	$205,336
Restricted cash	55,956	-
Total cash and restricted cash	$1,135,460	$205,336

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On May 12, 2022, the Company incorporated a wholly owned subsidiary, RocketFuel (BVI) Ltd., in the British Virgin Islands. The subsidiary is formed to be the issuer of digital tokens in connection with our planned loyalty program. On May 17, 2022, the Company incorporated another wholly owned subsidiary, RocketFuel A/S, in Denmark. This subsidiary will engage in our B2B cross border settlement program. The subsidiary received a Virtual Asset Services Provider (VASP) license in July 2022, allowing it to offer a variety of crypto-based services in the EU. Both subsidiaries have not commenced commercial operations as of September 30, 2022.

2. Summary of Significant Accounting Policies

Other than as discussed herein, our significant accounting policies are described in Note 2 to the audited financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K as filed with the SEC on July 15, 2022.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and six months ended September 30, 2022 and cash flows for the six months ended September 30, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The March 31, 2022 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. These unaudited financial statements should be read in conjunction with our audited financial statements as of March 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2022.

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

Revenue Recognition

During March 2021 we commenced commercial operations. Our revenues will be generated from (i) fees charged under the software development contract; (ii) fees charged in connection with conversion of crypto currencies to and from fiat currencies; (iii) fees charged in connection with the implementation of our ecommerce checkout solutions; and (iv) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers. In June 2022, we conducted tests of our cross-border B2B solution, which we expect to place in commercial operations by the end of 2022.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments, stock options and warrants would be anti-dilutive if converted or exercised for the three and six months ended September 30, 2022 and 2021.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It disrupted global travel, supply chains and the labor market and adversely impacted global commercial activity. While the pandemic has largely subsided, considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and six months ended September 30, 2022 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; labor shortages and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

3. Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three and six months ended September 30, 2022, we reported a net loss of $1,242,471 and $2,191,199, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $298,058 and $589,440, respectively, and cash flows used in operating activities during the six months ended September 30, 2022 of $1,818,113. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the six months ended September 30, 2022, we raised $700,000 in proceeds, net of the issuance costs, through a private placement of common stock, warrants and tokens (see Note 7). We have used and plan to continue using the net proceeds of the private placement and warrant exercise to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrant, and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

4. Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	Useful Life	September 30, 2022	March 31, 2022
Capitalized software development costs	2 years	$954,881	$586,700
Computer equipment	3 years	36,436	23,395
Less: Accumulated depreciation and amortization		(348,397)	(149,919)
Property and equipment, net		$642,920	$460,176

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Depreciation and amortization expenses amount to $111,396 and $198,477 for the three and six months ended September 30, 2022. No depreciation and amortization expenses were recorded for the three and six months ended September 30, 2021.

5. Related Party Transactions

During the three and six months ended September 30, 2022 and 2021, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $15,495 and $73,553 for the three and six months ended September 30, 2022, respectively. We recorded legal fees paid to the Affiliate of $75,009 and $99,170 for the three and six months ended September 30, 2021, respectively. As of September 30, 2022 and March 31, 2022, we had $34,569 and $11,277, respectively, payable to the Affiliate.

6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. Deferred revenue was $35,847 and $15,073 as of September 30, 2022 and March 31, 2022, respectively.

7. Stockholders’ Equity

Private placement:

On September 19, 2022, the Company completed a private placement (the “Offering”) of 3,389,831 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 1,694,915 shares of Common Stock (the “Warrants”). In addition, in connection with the Offering, RocketFuel (BVI) Ltd., a wholly owned subsidiary of the Company, also entered into pre-launch token sale agreements with four investors for the issuance of 3,389,831 cryptographic tokens (the “Tokens”) when such Tokens are created. The Company plans to issue the Tokens in connection with a loyalty program it is developing, and these Tokens have not been issued as of September 30, 2022. The combined purchase price for one share of Common Stock, an accompanying Warrant and a Token was $0.2065. The Warrants are immediately exercisable at an exercise price equal to $0.2065 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date.

On September 19, 2022, in connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four investors. The Purchase Agreement sets forth the economic terms set forth above and contains customary representations and warranties of the Company, as well as certain indemnification obligations of the Company and ongoing covenants for the Company. The Company also entered into a registration rights agreement with the investors requiring the Company to file within 90 days of closing a registration statement under the Securities Act of 1933 covering the Common Stock sold in the private placement and the shares issuable upon exercise of the Warrants.

The net proceeds to the Company from the Offering, excluding the proceeds, if any, from the exercise of the Warrants, are $700,000. In connection with the Offering, the Company issued 338,983 shares of its common stock to one of the investors for a commission.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Issuance of common stock:

The Company entered the marketing service agreement in July 2022 with a firm. In connection with this service agreement, the Company issued 333,943 restricted shares and recognized $17,491 of stock compensation expense for the three and six months ended September 30, 2022. Total unrecognized stock compensation expense as of September 30, 2022 was $27,591.

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

On June 7, 2022, we entered into a settlement agreement in the legal proceedings with Joseph Page, our former director and chief technology officer, as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the six months ended September 30, 2022 in the accompanying consolidated statements of operations (see Note 9). Immediately after these shares were transferred to the Company, the 3,600,394 shares were cancelled and we recorded cancellation of these treasury shares during the three months ended June 30, 2022.

As of September 30, 2022, and March 31, 2022, we had 32,427,446 and 31,965,083 shares of our common stock outstanding, respectively.

Warrants:

As of September 30, 2022 and March 31, 2022, the total outstanding warrants to purchase of the Company’s common stock were 12,360,897 and 10,665,982 with a weighted average exercise price of $0.75 and $0.84, respectively. There were 1,694,915 new warrants issued with an average exercise price of $0.21 during the three and six months ended September 30, 2022. There were no warrants exercised, cancelled or expired during the three and six months ended September 30, 2022.  As of September 30, 2022 and March 31, 2022, the weighted average remaining contractual terms were 3.80 and 4.11 years, respectively.

8. Stock-Based Compensation

Stock Option Plan:

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 plan. As of September 30, 2022 and March 31, 2022, there were 1,908,114 and 393,987 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan.

Service-Based Stock Option Grants

In determining the fair value of the service-based options during the six months ended September 30, 2022, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Option exercise price per share	$0.21 - $0.30
Grant date fair value per share	$0.20 - $0.29
Range of expected volatility	151% - 163%
Expected term of option in years	6.25
Range of risk-free interest rate	2.5% - 3.3%
Dividend yield	-

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Activity under the 2018 Plan for all service-based stock options for the six months ended September 30, 2022 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	5,606,013	$0.33	8.57	$5,000
Granted	375,000	0.25
Exercised	-	-
Cancelled or forfeited	(489,127)	0.33
Options outstanding as of September 30, 2022	5,491,886	$0.31	7.51	$-
Options vested and exercisable as of September 30, 2022	2,617,443	$0.31		$-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2022 of $0.17 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. There were no service-based stock options exercised under the 2018 Plan for the three and six months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $253,419 and $294,446, respectively. For the six months ended September 30, 2022 and 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $517,654 and $585,939, respectively. As of September 30, 2022 and March 31, 2022, we had $2,333,892 and $3,336,948 of unrecognized stock-based compensation cost related to service-based stock options, respectively.

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

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

Activity under the 2018 Plan for all performance-based stock options for the six months ended September 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	600,000	$0.33	8.46	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of September 30, 2022	600,000	$0.33	7.96	$-
Options vested and exercisable as of September 30, 2022	282,822	$0.33		$-

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2022 of $0.17 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. There were no performance-based stock options exercised under the 2018 Plan for the three and six months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $27,148 and $25,404, respectively. For the six months ended September 30, 2022 and 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $54,295 and $50,808, respectively. As of September 30, 2022 and March 31, 2022, we had $260,869 and $315,164 of unrecognized stock-based compensation cost related to performance-based stock options, respectively. There were no performance-based stock options exercised under the 2018 Plan for the three and six months ended September 30, 2022 and 2021.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the six months ended September 30, 2022 in the accompanying consolidated statements of operations (see Note 7).

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

In January 2022, the Company terminated its agreement with Scarola Schaffzib Zubatov PLLC (“SSZ”), which the Company had retained to represent it in the litigation against EGS. The reason for the termination was that the Company believed that SSZ had overcharged for legal services provided. Subsequent to the termination, SSZ sent the Company additional invoices, to which the Company also objected. In August 2022 SZZ filed a lawsuit in the Supreme Court of the State of New York, County of New York, claiming it is owed approximately $120,000 in legal fees. The Company disputes that this amount is owed, and contends that a portion of the legal fees previously paid should be refunded. Discovery has commenced; a trial date has not been set.” The Company has accrued approximately $120,000 in accounts payable.

10. Subsequent Events

On October 27, 2022, by action of the board of directors, the Company reduced the exercise price of all stock options to $0.2065 per share, including all stock options issued and outstanding under our 2018 Stock Incentive Plan and a warrant to purchase 265,982 shares issued to our chief executive officer, Peter M. Jensen, on February 15, 2021. Additionally, the vesting of stock options held by one key manager was changed to straight vesting options in November 2022. All other terms remained unchanged.

In November 2022, the Company issued 100,000 options to purchase shares of its common stock in relation to a contract with a contractor.

On November 11, 2022, our chief technology officer tendered his resignation, effective as of December 11, 2022.

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

Customers of merchants that use the RocketFuel payment solution are able to track their payments in their own online portal. They are also able to track payments they made to all the merchants that are integrated with the RocketFuel payment technology within a single consolidated user portal. They are currently able to connect to their accounts on Coinbase and Gemini, and in the future we plan to add connectivity to Binance, Kraken and other exchanges. Customers can also pay from any cryptocurrency wallet, such as Metamask and Electrum and are able to pay from their bank accounts as well. These customers are able to make payment with any of these payment options with 1, 2, or 3 clicks from the merchant checkout page. By default, these customers can choose from over 100 cryptocurrencies with which to pay.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and six months ended September 30, 2022 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2022. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended September 30, 2022 vs September 30, 2021

Revenues

During the three months ended September 30, 2022, we recorded revenues of $41,815 , including $31,000 as a result of revenue recognized under a new software development contract, and a combined total of $10,815 of transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the three months ended September 30, 2021, we recorded revenues of $9,375 for similar recognition of deferred revenues.

For the three months ended September 30, 2022, we recognized $75,602 in transaction costs, of which $14,000 was related to the software development contract, $40,000 in hosting fees, $13,000 in exchange fees, and $9,000 merchant processing fees, for a net negative margin of $33,787. We anticipate that the hosting fees and processing fee structure will contribute positive gross margin as the Company grows and these expenses remain static or grow ratably with revenues.

We anticipate that future revenues will continue to be generated from (i) fees charged under the software development contract; (ii) fees charged in connection with conversion of crypto currencies to and from fiat currencies; (iii) fees charged in connection with the implementation of our ecommerce checkout solutions; and (iv) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers. In June 2022, we conducted tests of our cross-border B2B solution, which we expect to place in commercial operations by the end of 2022.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $327,699, an increase of $33,373 as compared with expenses of $294,326 for the prior year period. Research and development expenses increased due to increases in software coding and development activities during the recent quarter compared to the same period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $891,008 as compared with $879,355 for the prior year period, an increase of $11,653. The increase is primarily a result of (i) an increase in hiring expense and staffing costs for increased staffing of approximately $140,000; and (ii) an increase of approximately $57,000 in finance professional fees in designing and managing accounting systems to accommodate additional revenue stream opportunities. These were largely offset by a decrease in legal fees in connection with decreased work on business development strategies.

For the Six Months Ended September 30, 2022 vs September 30, 2021

Revenues

During the six months ended September 30, 2022, we recorded revenues of $49,947, including $31,000 resulting from the new software development contract, and a combined total of $18,947 in transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the six months ended September 30, 2021, we recorded revenues of $11,875 for similar recognition of deferred revenues.

For the six months ended September 30, 2022, we recognized $75,602 in transaction costs, of which $14,000 was related to the software development contract, $40,000 in hosting fees, $13,000 in exchange fees, and $9,000 merchant processing fees, for a net negative margin of $25,655. We anticipate that the hosting fees and processing fee structure will contribute positive gross margin as the Company grows and these expenses remain static or grow ratably with revenues.

We anticipate that future revenues will continue to be generated from (i) fees charged under the software development contract; (ii) fees charged in connection with conversion of crypto currencies to and from fiat currencies; (iii) fees charged in connection with the implementation of our ecommerce checkout solutions; and (iv) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers. In June 2022, we conducted tests of our cross-border B2B solution, which we expect to place in commercial operations by the end of 2022.

Research and Development Expenses

Research and development expenses for the six months ended September 30, 2022 were $586,664, a decrease of $64,098 as compared with expenses of $650,762 for the prior year period. Research and development expenses increased year over year by approximately $106,000 due to increased staffing in software coding and development activities, but was more than offset in the current period as a result of capitalization of software development costs, which practice was implemented after the completion of the six-month period of the prior year.

General and Administrative Expenses

General and administrative expenses for the six months ended September 30, 2022 were $2,128,962 as compared with $1,730,010 for the prior year period, an increase of $398,952. The increase is a result of (i) an increase in hiring expense and staffing costs for increased staffing of approximately $200,000; (ii) $113,000 of accounting and consultancy costs not experienced in the prior period; and (iii) increases in travel, audit and other fees. These were partially offset by a decrease in legal fees in connection with decreased work on business development strategies.

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

On September 30, 2022, we had total assets of $1,969,040 and total liabilities of $813,613. This compares to total assets of $3,110,795 and total liabilities of $513,550 on March 31, 2022. As of September 30, 2022, our assets consisted of $1,135,460 of cash and restricted cash, $60,200 of accounts receivable, $130,460 of prepaid expenses and other current assets and $642,920 of property and equipment, net of depreciation and amortization. The decrease in assets compared to March 31, 2022 is due to the use of cash to pay for operating costs as a result of increase business activities, somewhat offset by an increase in accounts receivable as a result of a new software development contract and increasing merchant contracts, an increase in prepaid expenses and other current assets and the capitalization of software development costs. As of September 30, 2022, our liabilities consist of $743,197 of accounts payable and accrued expenses, $34,569 due to related parties and $35,847 of deferred revenue. The increase in liabilities compared to March 31, 2022 is largely due to increases of accounts payables and accrued expenses, an increase in deferred revenues as a result of a new software development contract in process, and an increase in amounts due to a related party.

On September 30, 2022, we had working capital of $512,507 and a stockholders’ equity of $1,155,427 compared to working capital of $2,137,069 and stockholders’ equity of $2,597,245 at March 31, 2022. Working capital decreased during the six months ended September 30, 2022 largely due to cash paid for prepaid expenses, and cash used in operating activities to expand on the Company’s product offerings and capabilities of its software. Stockholders’ equity decreased due to the operating loss for the six-month period ended September 30, 2022, with an offset for the $700,000 additional private placement funds to offset the operating loss.

As of September 30, 2022, we had cash and restricted cash of $1,135,460 as compared to $2,634,794 as of March 31, 2022.

During the six months ended September 30, 2022, we had net cash of $1,818,113 used in operating activities, which was composed primarily of (i) our net loss of $2,191,199, (ii) a gain from a legal settlement of $540,059, (iii) increases in accounts receivable of $56,725, and (iv) increases in prepaid expenses and other current assets of $118,110. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $589,440 primarily in connection with stock options granted pursuant to the 2018 Stock Option Plan, (ii) depreciation and amortization of $198,477, (iii) an increase in accounts payable and accrued expenses of $255,997, (iv) an increase in a payable to a related party of $23,292, and (v) an increase in deferred revenue of $20,774. During the six months ended September 30, 2021, we had net cash of $1,403,745 used in operating activities, which was composed of our net loss of $2,383,129 and offset by (i) stock-based compensation of $646,746 and (ii) smaller incremental increases and decreases to accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, payables to related parties and deferred revenues.

During the six months ended September 30, 2022, we used cash of $381,221 for the purchase of property and equipment and the capitalization of software development costs. There were no such investments during the six-month period ended September 30, 2021.

During the six months ended September 30, 2022, we had $700,000 net cash provided by financing activities, compared with $808,750 net cash provided by the issuance of common stock in connection with exercise of common stock purchase warrants and issuance of convertible note payable during the six-month period ended September 30, 2021.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended September 30, 2022, we reported a net loss of $2,191,199, which included non-cash stock-based compensation of $589,440 and $540,059 of gain from a legal settlement, and cash flows used in operating activities of $1,818,113. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

We do not have any long-term commitments as of September 30, 2022.

Subsequent Events

On October 27, 2022, by action of the board of directors, the Company reduced the exercise price of all stock options to $0.2065 per share, including all stock options issued and outstanding under our 2018 Stock Incentive Plan and a warrant to purchase 265,982 shares issued to our chief executive officer, Peter M. Jensen, on February 15, 2021. Additionally, the vesting of stock options held by one key manager was changed to straight vesting options in November 2022. All other terms remained unchanged.

In November 2022, the Company issued 100,000 options to purchase shares of its common stock in relation to a contract with a contractor.

On November 11, 2022, our chief technology officer tendered his resignation, effective as of December 11, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in the development and distribution of vaccines. It disrupted global travel, supply chains and the labor market and adversely impacted global commercial activity. While the pandemic has largely subsided, considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and six months ended September 30, 2022 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; labor shortages and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of September 30, 2022, our internal controls over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

The following changes have been made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have expanded the responsibilities assigned to a new accountant and an independent Controller, engaged in the quarter ended June 30, 2022, to transact and oversee the financial activities of the Company, with preparation of our public filings by an SEC Manager, each with the guidance of our SEC Director. These persons continue under the purview of our CFO.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the six months ended September 30, 2022 in the accompanying consolidated statements of operations.

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

In January 2022, the Company terminated its agreement with Scarola Schaffzib Zubatov PLLC (“SSZ”), which the Company had retained to represent it in the litigation against EGS. The reason for the termination was that the Company believed that SSZ had overcharged for legal services provided. Subsequent to the termination, SSZ sent the Company additional invoices, to which the Company also objected. In August 2022 SZZ filed a lawsuit in the Supreme Court of the State of New York, County of New York, claiming it is owed approximately $120,000 in legal fees. The Company disputes that this amount is owed, and contends that a portion of the legal fees previously paid should be refunded. Discovery has commenced; a trial date has not been set. The Company has accrued approximately $120,000 in accounts payable.

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended March 31, 2022 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

On September 19, 2022, the Company completed a private placement (the “Offering”) of 3,389,831 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 1,694,915 shares of Common Stock (the “Warrants”). In addition, in connection with the Offering, RocketFuel (BVI) Ltd., a wholly owned subsidiary of the Company, also entered into pre-launch token sale agreements with four investors for the issuance of 3,389,831 cryptographic tokens (the “Tokens”) when such Tokens are created. The Company plans to issue the Tokens in connection with a loyalty program it is developing, and these Tokens have not been issued as of September 30, 2022. The combined purchase price for one share of Common Stock, an accompanying Warrant and a Token was $0.2065. The Warrants are immediately exercisable at an exercise price equal to $0.2065 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date.

On September 19, 2022, in connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four investors. The Purchase Agreement sets forth the economic terms set forth above and contains customary representations and warranties of the Company, as well as certain indemnification obligations of the Company and ongoing covenants for the Company. The Company also entered into a registration rights agreement with the investors requiring the Company to file within 90 days of closing a registration statement under the Securities Act of 1933 covering the Common Stock sold in the private placement and the shares issuable upon exercise of the Warrants.

The net proceeds to the Company from the Offering, excluding the proceeds, if any, from the exercise of the Warrants, are $700,000. In connection with the Offering, the Company issued 338,983 shares of its common stock to one of the investors for a commission.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed copy of Articles of Incorporation of RocketFuel Blockchain, Inc., as currently in effect - incorporated by reference to Exhibit 3.1 to Amendment to Registration Statement on Form S-1 filed October 20, 2021.

3.2	Amended and Restated Bylaws - incorporated by reference to Exhibit 2.1 to Form 8-K filed June 9, 2018.

4.1	Form of Warrant – incorporated by reference to Exhibit 4.1 to Form 8-K filed September 23, 2022.

4.2	Form of Token Sales Agreement – incorporated by reference to Exhibit 4.2 to Form 8-K filed September 23, 2022.

10.1	Securities Purchase Agreement dated September 19, 2022 – incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 14, 2022

