Form 10-Q
period 2022-12-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2023-04-03
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Number of shares of issuer’s common stock outstanding at March 29, 2023: 36,297,840

ROCKETFUEL BLOCKCHAIN, INC.

PART I FINCANCIAL INFORMATION

Item 1 Consolidated Financial Statements

ROCKETFUEL BLOCKCHAIN, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2022	March 31, 2022

ASSETS
Current Assets:
Cash	$392,956	$2,634,794
Restricted Cash	-	-
Accounts receivable	-	3,475
Prepaid expenses and other current assets	111,593	12,350
Total current assets	504,549	2,650,619

Property and equipment, net of accumulated depreciation and amortization of $493,660 and $149,919, respectively	768,267	460,176

Total Assets	$1,272,816	$3,110,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$723,982	$487,200
Payable to related party	24,396	11,277
Deferred revenue	3,504	15,073
Total current liabilities	751,882	513,550
Total liabilities	751,882	513,550

Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding as of December 31, 2022 and March 31, 2022	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 36,297,840 and 31,975,083 shares issued; 36,297,840 and 31,965,083 shares outstanding as of December 31, 2022 and March 31, 2022, respectively	36,298	31,975
Additional paid in capital	13,184,365	11,214,820
Accumulated deficit	(12,699,729)	(8,646,550)
Treasury stock, at cost	-	(3,000)
Total stockholders’ equity	520,934	2,597,245

Total Liabilities and Stockholders’ Equity	$1,272,816	$3,110,795

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue	$42,408	$9,375	$92,355	$11,875
Transaction expense	(26,890)	-	(102,492)	-
Gross Margin	15,518	9,375	(10,137)	11,875

Operating expenses:
Research and development expenses	210,342	294,326	797,006	650,762
General and administrative expenses	1,140,603	879,355	3,269,565	1,730,010
Total operating expense	1,350,945	1,173,681	4,066,571	2,380,772
Loss from operations	(1,335,427)	(1,164,306)	(4,076,708)	(2,368,897)

Other income (expense):
Change in fair value of derivative liability	-	6,741	0	6,741
Interest expense	(544)	(20,973)	(544)	(20,973)
Gain from legal settlement	-	-	540,059	-
Others	-	-	10,023	-
Other income (expense)	(544)	(14,232)	549,538	(14,232)

Loss before provision for income taxes	(1,335,971)	(1,178,538)	(3,527,170)	(2,383,129)

Provision for income taxes	-	-	-	-
Net loss	$(1,335,971)	$(1,178,538)	(3,527,170)	$(2,383,129)

Loss per common share:
Basic and diluted	$(0.04)	$(0.05)	(0.10)	$(0.10)

Weighted average common shares outstanding :
Basic and diluted	36,297,840	24,464,625	36,297,840	24,610,390

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine-Month Periods Ended December 31, 2021 and 2022

(Unaudited)

	Preferred Stock Outstanding		Common Stock Outstanding		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	-	$-	24,438,416	$24,438	-	$-	$4,584,214	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	550,000	550	-	-	581,950	-	582,500
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	316,896	-	316,896
Net loss	-	-	-	-	-	-	-	(1,204,591)	(1,204,591)
Balance as of June 30, 2021	-	-	24,988,416	24,988	-	-	5,483,060	(5,188,217)	319,831
Issuance of common stock in connection with exercise of common stock purchase warrants	-	-	100,000	100	-	-	99,900	-	100,000
Issuance of common stock to customer	-	-	10,000	10	-	-	9,990	-	10,000
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	319,850	-	319,850
Net loss	-	-	-	-	-	-	-	(1,178,538)	(1,178,538)
Balance as of September 30, 2021	-	$-	25,098,416	$25,098	-	$-	$5,912,800	$(6,366,755)	$(428,857)

Balance as of March 31, 2022	-	$-	31,975,083	$31,975	(10,000)	$(3,000)	$11,214,820	$(8,646,550)	$2,597,245
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	291,382	-	291,382
Cancellation of common stock			(3,610,394)	(3,610)	10,000	3,000	(13,440)	(526,009)	(540,059)
Net loss	-	-	-	-	-	-	-	(948,728)	(948,728)
Balance as of June 30, 2022	-	-	28,364,689	28,365	-	-	11,492,762	(10,121,287)	1,399,840
Issuance of common stock in a private placement, net of issuance costs which included 338,983 shares issued for commissions	-	-	3,728,814	3,729	-	-	696,271	-	700,000
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	280,567	-	280,567
Issuance of common stock for service	-	-	333,943	334	-	-	17,157	-	17,491
Net loss	-	-	-	-	-	-	-	(1,242,471)	(1,242,471)
Balance as of September 31, 2022	-	$-	32,427,446	$32,428	-	$-	$12,486,757	$(11,363,758)	$1,155,427
Stock-based compensation - employees and consultants option grants	-	-	-	-	-	-	697,608	-
Net loss								(1,335,971)	(1,335,971)
Balance as of December 31, 2022							13,184,365	(12,699,729)	520,934

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(3,527,170)	$(2,383,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,660	-
Stock based compensation	1,287,048	646,746
Gain from legal settlement	540,059	-
Change in fair value of derivative liability		(6,741)
Amortization of debt discount		19,349
Changes in operating assets and liabilities:
Accounts receivable		6,600
Prepaid expenses and other current assets	(111,593)	(13,779)
Accounts payable and accrued expenses	723,982	288,029
Payable to related party	106,645	36,680
Deferred revenue	3,504	2,500
Net cash flows used in operating activities	(483,865)	(1,403,745)

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,022)	-
Software development cost	(1,221,905)	-
Net cash flows used in investing activities	(1,261,927)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with exercise of common stock purchase warrants	-	682,500
Proceeds from issuance of common stock, warrants and tokens, net of issuance costs	-	-
Proceeds from convertible note payable, net	-	126,250
Net cash flows provided by financing activities	-	808,750
Net change in cash and restricted cash	(2,241,838)	(594,995)
Cash and restricted cash at beginning of period	2,634,794	800,331
Cash and restricted cash at end of period	392,956	$$205,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$544	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash flow information:
Common stock issued to customer for early adopter	$-	$10,000
Common stock issued to consultant in lieu of cash	$-	$-

	2022	2021
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above at December 31:

Cash	$392,956	$205,336
Restricted cash	-	-
Total cash and restricted cash	$392,956	$205,336

The accompanying notes are an integral part of these consolidated financial statements

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On May 12, 2022, the Company incorporated a wholly owned subsidiary, RocketFuel (BVI) Ltd., in the British Virgin Islands. The subsidiary is formed to be the issuer of digital tokens in connection with our planned loyalty program. As of March 30, 2023, no tokens had been issued. On May 17, 2022, the Company incorporated another wholly owned subsidiary, RocketFuel A/S, in Denmark. This subsidiary will engage in our B2B cross border settlement program. The subsidiary received a Virtual Asset Services Provider (VASP) license in July 2022, allowing it to offer a variety of crypto-based services in the EU. Both subsidiaries have not commenced commercial operations as of December 31, 2022.

2. Summary of Significant Accounting Policies

Other than as discussed herein, our significant accounting policies are described in Note 2 to the audited financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K as filed with the SEC on July 15, 2022.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three and nine months ended December 31, 2022 and cash flows for the nine months ended December 31, 2022 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The March 31, 2022 balance sheet included herein was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K as of that date. These unaudited financial statements should be read in conjunction with our audited financial statements as of March 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with consolidation accounting guidance. The Company’s subsidiaries consist of RocketFuel Blockchain Company (RBC) (incorporated in Nevada), RocketFuel A/S (incorporated in Denmark), and RocketFuel (BVI) (incorporated in the British Virgin Islands), the latter two of which were incorporated during the quarter ended June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

DECEMBER 31, 2022

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

Software Development Costs

The Company accounts for software development costs in accordance with Accounting Standards Codification (“ASC”) 350-40. Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of its internal-use software and website. These capitalized costs are primarily related to the application software that is hosted by the Company and accessed by its customers through the Company’s website. In addition, the Company capitalizes certain general and administrative costs related to the customization and development of our internal business systems. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized internal use software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of two years.

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

Revenue Recognition

During March 2021 we commenced commercial operations. Our revenues are generated from (i) fees charged under software development contracts; (ii) fees charged in connection with conversion of crypto currencies to and from fiat currencies; (iii) fees charged in connection with the implementation of our ecommerce checkout solutions; and (iv) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers. In June 2022, we conducted tests of our cross-border B2B solution, which we expect to place in commercial operations by mid-2023.

Our revenue recognition policy follows the guidance from ASC 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) which provides guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments, stock options and warrants would be anti-dilutive if converted or exercised for the three and nine months ended December 31, 2022 and 2021.

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

DECEMBER 31, 2022

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and nine months ended December 31, 2022 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; labor shortages and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

3. Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three and nine months ended December 31, 2022, we reported a net loss of $1,335,971 and $3,527,170, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $697,608 and $1,287,048, respectively, and cash flows used in operating activities during the nine months ended December 31, 2022 of $(483,865). These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the nine months ended December 31, 2022, we raised $700,000 in proceeds, net of the issuance costs, through a private placement of common stock, warrants and tokens (see Note 7). We have used and plan to continue using the net proceeds of the private placement and warrant exercise to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain based check-out solution. Management believes the funding from the private placement, the exercise of the common stock purchase warrant, and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

4. Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	Useful Life	December 31, 2022	March 31, 2022
Capitalized software development costs	2 years	$1,221,905	$586,700
Computer equipment	3 years	40,022	23,395
Less: Accumulated depreciation and amortization		(493,660)	(149,919)
Property and equipment, net		$768,267	$460,176

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Depreciation and amortization expenses amount to $256,659 and $493,660 for the three and nine months ended December 31, 2022. No depreciation and amortization expenses were recorded for the three and nine months ended December 31, 2021.

5. Related Party Transactions

During the three and nine months ended December 31, 2022 and 2021, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $34,569 and $82,248 for the three and nine months ended December 31, 2022, respectively. We recorded legal fees paid to the Affiliate of $11,277 and $36,680 for the three and nine months ended December 31, 2021, respectively. As of December 31, 2022 and March 31, 2022, we had $24,396 and $35,475, respectively, payable to the Affiliate.

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. Deferred revenue was $3,504 and $15,073 as of December 31, 2022 and March 31, 2022, respectively.

7. Stockholders’ Equity

Private placement:

On September 19, 2022, the Company completed a private placement (the “Offering”) of 3,389,831 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 1,694,915 shares of Common Stock (the “Warrants”). In addition, in connection with the Offering, RocketFuel (BVI) Ltd., a wholly owned subsidiary of the Company, also entered into pre-launch token sale agreements with four investors for the issuance of 3,389,831 cryptographic tokens (the “Tokens”) when such Tokens are created. The Company plans to issue the Tokens in connection with a loyalty program it is developing, and these Tokens have not been issued as of December 31, 2022. The combined purchase price for one share of Common Stock, an accompanying Warrant and a Token was $0.2065. The Warrants are immediately exercisable at an exercise price equal to $0.2065 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Issuance of common stock:

The Company entered the marketing service agreement in July 2022 with a firm. In connection with this service agreement, the Company issued 333,943 restricted shares and recognized $17,491 of stock compensation expense for the three and nine months ended December 31, 2022. Total unrecognized stock compensation expense as of December 31, 2022 was 27,591

Cancellations of Stock:

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

On June 7, 2022, we entered into a settlement agreement in the legal proceedings with Joseph Page, our former director and chief technology officer, as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the nine months ended December 31, 2022 in the accompanying consolidated statements of operations (see Note 9). Immediately after these shares were transferred to the Company, the 3,600,394 shares were cancelled and we recorded cancellation of these treasury shares during the three months ended June 30, 2022.

As of December 31, 2022, and March 31, 2022, we had 36,297,840 and 31,965,083 shares of our common stock outstanding, respectively.

Warrants:

As of December 31, 2022 and March 31, 2022, the total outstanding warrants to purchase of the Company’s common stock were 12,360,897 and 10,665,982 with a weighted average exercise price of $0.71 and $0.84, respectively. There were 1,694,915 new warrants issued with an average exercise price of $0.21 during the three and nine months ended December 31, 2022. There were no warrants exercised, cancelled or expired during the three and nine months ended December 31, 2022. As of December 31, 2022 and March 31, 2022, the weighted average remaining contractual terms were 4.33 and 4.11 years, respectively.

8. Stock-Based Compensation

Stock Option Plan:

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 plan. As of December 31, 2022 and March 31, 2022, there were 918,987 and 393,987 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan.

Service-Based Stock Option Grants

In determining the fair value of the service-based options during the nine months ended December 31, 2022, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Option exercise price per share	$0.10 - $0.30
Grant date fair value per share	$0.14 - $0.21
Range of expected volatility	151% - 179%
Expected term of option in years	6.25
Range of risk-free interest rate	2.5 - 4.7%
Dividend yield	-

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Activity under the 2018 Plan for all service-based stock options for the nine months ended December 31, 2022 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	5,766,886	$0.21	8.00	$-
Granted	575,000	$0.17	5.61	6,780
Exercised	-	$-	-	-
Cancelled or forfeited	489,127	$0.21	5.61	-
Options outstanding as of December 31, 2022	5,852,758	$0.20	5.61	$28,099
Options vested and exercisable as of December 31, 2022	2,784,623	0.21		$5,899

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2022 of $0.1455 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. There were no service-based stock options exercised under the 2018 Plan for the three and nine months ended December 31, 2022.

For the three months ended December 31, 2022 and 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $253,188 and $294,446, respectively. For the nine months ended December 31, 2022 and 2021, we recorded stock-based compensation expense for service-based stock options pursuant to the 2018 Plan in the amount of $770,842 and $585,939, respectively. As of December 31, 2022 and March 31, 2022, we had $2,017,192 and $3,336,948 of unrecognized stock-based compensation cost related to service-based stock options, respectively.

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

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

Activity under the 2018 Plan for all performance-based stock options for the nine months ended December 31, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2022:	600,000	$0.33	8.46	$-
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of December 31, 2022	600,000	$0.33	7.96	$-
Options vested and exercisable as of December 31, 2022	282,822	$0.33		$-

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2022 of $0.1455 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. There were no performance-based stock options exercised under the 2018 Plan for the three and nine months ended December 31, 2022.

For the three months ended December 31, 2022 and 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $27,148 and $25,404, respectively. For the nine months ended December 31, 2022 and 2021, we recorded stock-based compensation expense for performance-based stock options pursuant to the 2018 Plan in the amount of $54,295 and $50,808, respectively. As of December 31, 2022 and March 31, 2022, we had $233,721 and $315,164 of unrecognized stock-based compensation cost related to performance-based stock options, respectively. There were no performance-based stock options exercised under the 2018 Plan for the three and nine months ended December 31, 2022 and 2021.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the nine months ended December 31, 2022 in the accompanying consolidated statements of operations (see Note 7).

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

On February 8, 2023 we entered into a settlement agreement with EGS, pursuant to which EGS agreed to pay us $750,000 in full settlement of the lawsuit. After payment of our legal fees, the net payment to us, which was received on February 14, 2023, was $525,000. As part of the settlement (i) we have agreed to dismiss the lawsuit with prejudice and (ii) each party has agreed to grant a mutual general release to the other party and its affiliates, related parties and agents.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

In January 2022, the Company terminated its agreement with Scarola Schaffzib Zubatov PLLC (“SSZ”), which the Company had retained to represent it in the litigation against EGS. The reason for the termination was that the Company believed that SSZ had overcharged for legal services provided. Subsequent to the termination, SSZ sent the Company additional invoices, to which the Company also objected. In August 2022 SZZ filed a lawsuit in the Supreme Court of the State of New York, County of New York, claiming it is owed approximately $120,000 in legal fees. The Company disputes that this amount is owed and contends that a portion of the legal fees previously paid should be refunded. Discovery has commenced; a trial date has not been set. The Company has accrued approximately $120,000 in accounts payable.

10. Subsequent Events

On January 13, 2023, we completed a private placement (the “Offering”) of $150,000 principal amount of its secured convertible promissory notes (the “Notes”). The purchase price was $150,000. There were three purchasers, including Gert Funk, the Company’s Chairman, and Peter M. Jensen, the Company’s Chief Executive Officer and a member of its Board of Directors. The third purchaser was a private investor. Each investor purchased a Note for $50,000.

The Notes bear interest at 10% per annum and mature on July 13, 2023 (the “Maturity Date”). The Notes may be prepaid by the Company at any time. If the Company shall prepay the entire outstanding principal amount of a Note on or before April 13, 2023, then there is no prepayment premium. If the Company shall prepay the entire outstanding principal amount of a Note between April 14, 2023 and the Maturity Date, then it shall also pay accrued interest on such principal amount in an amount equal to 50% of such principal amount. If the Company shall repay the outstanding principal amount of a Note on or after the Maturity Date, then it shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount.

The Notes are convertible into shares of the Company’s Series A Preferred Stock (“Series A Preferred”) at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the Note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The Notes are secured by a security interest in all of the Company’s assets.

Up to 1,000,000 shares of Series A Preferred were approved by the Board. The Series A Preferred has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of the Company. In such event, the holders of the Series A Preferred will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events.

On January 13, 2023, in connection with the Offering, the Company entered into a Convertible Notes Subscription Agreement (the “Subscription Agreement”) with three investors. The Subscription Agreement sets forth the economic terms set forth above.

The Company intends to use the $150,000 net proceeds of the Offering for general corporate purposes and to fund ongoing operations and expansion of its business.

On February 8, 2023 we entered into a settlement agreement with EGS, pursuant to which EGS agreed to pay us $750,000 in full settlement of the lawsuit. After payment of our legal fees, the net payment to us, which was received on February 14, 2023, was $525,000. As part of the settlement (i) we have agreed to dismiss the lawsuit with prejudice and (ii) each party has agreed to grant a mutual general release to the other party and its affiliates, related parties and agents.

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements as of March 31, 2022 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three and nine months ended December 31, 2022 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2022. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended December 31, 2022 vs December 31, 2021

Revenues

During the three months ended December 31, 2022, we recorded revenues of $42,408, including $28,837 as a result of revenue recognized under a new software development contract, and a combined total of $13,571 of transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the three months ended December 31, 2021, we recorded revenues of $2,500 for similar recognition of deferred revenues.

For the three months ended December 31, 2022, we recognized $26,890 in transaction costs, of which $14,268 was related to the software development contract, $7,988 in hosting fees, $2,296 in exchange fees, and $2,338 merchant processing fees, for a net positive margin of $15,518. We anticipate that the hosting fees and processing fee structure will contribute positive gross margin as the Company grows and these expenses remain static or grow ratably with revenues.

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

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2022 were $210,342, a decrease of $83,984 as compared with expenses of $294,326 for the prior year period. Research and development expenses increased due to increases in software coding and development activities during the recent quarter compared to the same period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2022 were $1,140,603 as compared with $879,355 for the prior year period, an increase of $261,248. The increase is primarily a result of an increase in hiring expense and staffing costs for increased staffing and finance professional fees in designing and managing accounting systems to accommodate additional revenue stream opportunities.

For the Nine Months Ended December 31, 2022 vs December 31, 2021

Revenues

During the nine months ended December 31, 2022, we recorded revenues of $92,355, including $60,000 resulting from the new software development contract, and a combined total of $32,355 in transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the nine months ended December 31, 2021, we recorded revenues of $11,875 for similar recognition of deferred revenues.

For the nine months ended December 31, 2022, we recognized $102,492 in transaction costs, of which $53,802 was related to the software development contract, $23,525 in hosting fees, $12,582 in exchange fees, and $12,583 merchant processing fees, for a net negative margin of $(10,137). We anticipate that the hosting fees and processing fee structure will contribute positive gross margin as the Company grows and these expenses remain static or grow ratably with revenues.

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

Research and Development Expenses

Research and development expenses for the nine months ended December 31, 2022 were $797,006, a increase of $146,244 as compared with expenses of $650,762 for the prior year period. Research and development expenses increased year over year by approximately 22.5% due to increased staffing in software coding and development activities, but was more than offset in the current period as a result of capitalization of software development costs, which practice was implemented after the completion of the nine-month period of the prior year.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2022 were $5,398,527 as compared with $2,676,525 for the prior year period, an increase of $2,722,022. The increase is a result of an increase in hiring expense and staffing costs for increased staffing of accounting and consultancy costs not experienced in the prior period; and increases in travel, audit and other fees. These were partially offset by a decrease in legal fees in connection with decreased work on business development strategies.

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

On December 31, 2022, we had total assets of $1,272,816 and total liabilities of $751,882. This compares to total assets of $2,650,619 and total liabilities of $513,550 on March 31, 2022. As of December 31, 2022, our assets consisted of $392,956,of cash and restricted cash, $0 of accounts receivable, $111,593 of prepaid expenses and other current assets and $768,267 of property and equipment, net of depreciation and amortization. The decrease in assets compared to March 31, 2022 is due to the use of cash to pay for operating costs as a result of increase business activities, an increase in prepaid expenses and other current assets and the capitalization of software development costs. As of December 31, 2022, our liabilities consist of $723,982 of accounts payable and accrued expenses, $24,396 due to related parties and $3,504 of deferred revenue. The increase in liabilities compared to March 31, 2022 is largely due to increases of accounts payables and accrued expenses, and an increase in amounts due to a related party.

On December 31, 2022, we had working capital of $(247,333) and a stockholders’ equity of $520,934 compared to working capital of $2,137,069 and stockholders’ equity of $2,597,245 at March 31, 2022. Working capital decreased during the nine months ended December 31, 2022 largely due to cash paid for prepaid expenses, and cash used in operating activities to expand on the Company’s product offerings and capabilities of its software. Stockholders’ equity decreased due to the operating loss for the nine-month period ended December 31, 2022, with an offset for the $700,000 additional private placement funds to offset the operating loss.

As of December 31, 2022, we had cash and restricted cash of $392,956 as compared to $2,634,794 as of March 31, 2022.

During the nine months ended December 31, 2022, we had net cash of $483,865 used in operating activities, which was composed primarily of (i) our net loss of $3,527,170 (ii) a gain from a legal settlement of $540,059 (iii) increases in prepaid expenses and other current assets of $99,243. The cash flows used in operating activities were partially offset by (i) stock-based compensation of $1,287,048 primarily in connection with stock options granted pursuant to the 2018 Stock Option Plan, (ii) depreciation and amortization of $493,660, (iii) an increase in accounts payable and accrued expenses of $435,953, (iv) an increase in a payable to a related party of $36,680, and (v) an increase in deferred revenue of $1,004. During the nine months ended December 31, 2021, we had net cash of $483,865 used in operating activities, which was composed of our net loss of $3,527,170 and offset by (i) stock-based compensation of $1,287,048 and (ii) smaller incremental increases and decreases to prepaid expenses and other current assets, accounts payable and accrued expenses, payables to related parties and deferred revenues.

During the nine months ended December 31, 2022, we used cash of $651,832 for the purchase of property and equipment and the capitalization of software development costs. There were no such investments during the nine-month period ended December 31, 2021.

During the nine months ended December 31, 2022, we had $0 net cash provided by financing activities, compared with $808,750 net cash provided by the issuance of common stock in connection with exercise of common stock purchase warrants and issuance of convertible note payable during the nine-month period ended December 31, 2021.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended December 31, 2022, we reported a net loss of $3,527,170, which included non-cash stock-based compensation of $1,287,048 and $540,059 of gain from a legal settlement, and cash flows used in operating activities of $483,865. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments

We do not have any long-term commitments as of December 31, 2022.

Subsequent Events

On January 13, 2023, we completed a private placement (the “Offering”) of $150,000 principal amount of its secured convertible promissory notes (the “Notes”). The purchase price was $150,000. There were three purchasers, including Gert Funk, the Company’s Chairman, and Peter M. Jensen, the Company’s Chief Executive Officer and a member of its Board of Directors. The third purchaser was a private investor. Each investor purchased a Note for $50,000.

The Notes bear interest at 10% per annum and mature on July 13, 2023 (the “Maturity Date”). The Notes may be prepaid by the Company at any time. If the Company shall prepay the entire outstanding principal amount of a Note on or before April 13, 2023, then there is no prepayment premium. If the Company shall prepay the entire outstanding principal amount of a Note between April 14, 2023 and the Maturity Date, then it shall also pay accrued interest on such principal amount in an amount equal to 50% of such principal amount. If the Company shall repay the outstanding principal amount of a Note on or after the Maturity Date, then it shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount.

The Notes are convertible into shares of the Company’s Series A Preferred Stock (“Series A Preferred”) at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the Note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The Notes are secured by a security interest in all of the Company’s assets.

Up to 1,000,000 shares of Series A Preferred were approved by the Board. The Series A Preferred has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of the Company. In such event, the holders of the Series A Preferred will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events.

On January 13, 2023, in connection with the Offering, the Company entered into a Convertible Notes Subscription Agreement (the “Subscription Agreement”) with three investors. The Subscription Agreement sets forth the economic terms set forth above.

The Company intends to use the $150,000 net proceeds of the Offering for general corporate purposes and to fund ongoing operations and expansion of its business.

On February 8, 2023 we entered into a settlement agreement with EGS, pursuant to which EGS agreed to pay us $750,000 in full settlement of the lawsuit. After payment of our legal fees, the net payment to us, which was received on February 14, 2023, was $525,000. As part of the settlement (i) we have agreed to dismiss the lawsuit with prejudice and (ii) each party has agreed to grant a mutual general release to the other party and its affiliates, related parties and agents.

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three and nine months ended December 31, 2022 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products and services, and make timely payments; curtailed consumer spending; deferred purchasing decisions; delayed consulting services implementations; labor shortages and decreases in product licenses revenues driven by channel partners. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective.

Changes in Internal Control Over Financial Reporting

The following changes have been made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We expanded the responsibilities assigned to a new accountant and an independent Controller, engaged in the quarter ended June 30, 2022, to transact and oversee the financial activities of the Company, with preparation of our public filings by an SEC Manager, each with the guidance of our SEC Director. In February 2023 we hired a full time Director of Finance to replace the accountant and independent Controller. The Director of Finance. Reports directly to our CFO.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the nine months ended December 31, 2022 in the accompanying consolidated statements of operations.

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

On February 8, 2023 we entered into a settlement agreement with EGS, pursuant to which EGS agreed to pay us $750,000 in full settlement of the lawsuit. After payment of our legal fees, the net payment to us, which was received on February 14, 2023, was $525,000. As part of the settlement (i) we have agreed to dismiss the lawsuit with prejudice and (ii) each party has agreed to grant a mutual general release to the other party and its affiliates, related parties and agents.

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

Item 2. Unregistered Sales of Equity Securities

We made no unregistered sales of equity securities during the three months ended December 31, 2023.

Item 6. Exhibits

Exhibit No.	Description
3.1	Conformed copy of Articles of Incorporation of RocketFuel Blockchain, Inc., as currently in effect - incorporated by reference to Exhibit 3.1 to Amendment to Registration Statement on Form S-1 filed October 20, 2021.

3.2	Amended and Restated Bylaws - incorporated by reference to Exhibit 2.1 to Form 8-K filed June 9, 2018.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RocketFuel Blockchain, Inc.

	By:	/s/ Peter M. Jensen
Peter M. Jensen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bennett J. Yankowitz
Bennett J. Yankowitz
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Justin D. Fewell
Justin D. Fewell
Director of Finance
(Principal Accounting Officer)

Dated: April 3, 2023

