Form 10-K
period 2023-03-31
ROCKETFUEL BLOCKCHAIN, INC.
filed 2023-08-21
CIK 823546

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 033-17773-NY

ROCKETFUEL BLOCKCHAIN, INC.
(Name of small business issuer in its charter)

Nevada	90-1188745
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Spear Street, Suite 1100, San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (424) 256-8560

Securities registered under Section 12(b) of the Exchange Act:

None	None
Title of each class	Name of each exchange on which registered

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

☐	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-accelerated Filer	☒	Smaller reporting company
☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 18, 2023, the registrant had 33,120,628 shares of its Common Stock outstanding. As of August 18, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was approximately $3,285,758 based on the last sale price as quoted on the OTC Markets quoting system on such date.

ROCKETFUEL BLOCKCHAIN, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2023

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

BUSINESS

We provide payment solutions to businesses enabling them to make and receive payments with cryptocurrencies and via bank transfers, including ACH. Our solutions consist of a blockchain-based check-out system enabling shoppers on e-commerce sites to pay using cryptocurrencies and direct bank transfers, a payouts solution that enables businesses, including those in the in the “gig economy,” to make payments to their vendors and service providers via cryptocurrencies and bank transfers, and a B2B cross border solution allowing businesses to send cross-border payments to themselves and their affiliates and subsidiaries using stable coins.

Our Solutions

Check-Out Solutions. (Pay-In Commerce)

Currently our payment and check-out solutions focus on B2C applications as well as B2B capabilities that will among other things enable businesses to receive payments on their invoices in cryptocurrencies. Our check-out systems are based upon blockchain technology and are designed to reduce costs and increase speed, security and ease of use. The users (shoppers) of our systems enjoy a seamless check-out experience compared to current online shopping solutions, and our merchant customers realize cost savings and other advantages over credit-card based payment systems. We have also developed a version of our payment systems for use for in-store purchases and other applications.

Our check-out and payment systems securely automate and simplify the way online payment is received by merchants from their customers. Our “one click” checkout solution is modeled on the “buy now” button on leading eCommerce sites. Our check-out systems are designed to enhance customers’ data protection, enabling consumers to pay for goods and services using cryptocurrencies or by direct transfers from their bank accounts without exposing spending credentials such as credit card data. At the same time, our check-out systems are designed to increase the speed, security and ease of use for both customers and merchants and include a merchant portal that provides detailed transaction information, metrics and reports. Our systems also include a customer portal where shoppers are able to track their payments, configure payment defaults and connect with various cryptocurrency exchanges and banks to facilitate payment to merchants. Merchants are able to integrate a unique pop-up user interface that allows customers to pay directly from their ecommerce checkout page with no need to redirect to another website or web page.

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

Customers of merchants that use the RocketFuel payment solution are able to track their payments in their own online portal. They are also able to track payments they made to all the merchants that are integrated with the RocketFuel payment technology within a single consolidated user portal. They are currently able to connect to their accounts on Coinbase, OKCoin, and Kraken, and in the future we plan to add connectivity to other exchanges. Customers can also pay from any cryptocurrency wallet, such as Metamask and Electrum and are able to pay from their bank accounts as well. These customers are able to make payment with any of these payment options with 1, 2, or 3 clicks from the merchant checkout page. By default, these customers can choose from over 100 cryptocurrencies with which to pay.

Our payment user interface allows customers to easily onboard as well as to pay for merchants’ products or services with a variety of cryptocurrencies or via bank transfers. The user interface is displayed as a stand-alone popup that allows the creation of new accounts as well as payment directly from crypto exchanges, crypto wallets, and bank accounts, with no redirects to browser tabs or pages. This can be integrated as a plugin on the merchant checkout page or as a browser extension. The plugin comes integrated with popular ecommerce platforms including WooCommerce, Prestashop and others. The payment interface is designed for both web and mobile checkout experiences. Merchants are able to integrate the RocketFuel payment interface to their checkout page with software development kits (SDKs) that are available via the merchant portal. Application programming interfaces (APIs) are also available to the merchant for deeper integration into backend systems, ERP platforms, and other third-party platforms.

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

The RocketFuel payment system is integrated on merchant websites or mobile apps. On the merchant’s checkout page, along with other payment options, RocketFuel enabled merchants have a ‘Pay with Crypto or Bank Transfer’ or similarly labeled button. Customers that click this button see a pop-up that provides various payment options. These payment options include private crypto wallets, Coinbase accounts, and bank accounts, and in the future we plan to add other exchanges. The payment amount in USD (or other fiat currency) will also be displayed along with the description of the product they are purchasing. The customer is able to select the appropriate payment option. Based on the selected option the customer will be presented with a variety of cryptocurrencies that are supported by the specific exchange or bank. Both the cryptocurrency and fiat currency amounts will be displayed with each cryptocurrency listed. The available balance of the cryptocurrency in the wallet is also displayed. This gives clear visibility of the payment source, the available cryptocurrencies, and the available balance for each cryptocurrency currently available in the customer wallet.

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

Payout Solutions

Our blockchain-based payouts solution enables businesses, including those in the in the “gig economy,” to make payments to their vendors and service providers via cryptocurrencies and bank transfers. Users of our systems enjoy a seamless payout experience that our business customers realize cost savings and other advantages over wire-transfer and ACH-based payment systems.

Our business customers initiate payouts through an online portal, which tracks each transaction and shows the transaction details, including the service provider to whom the payment is made, the transaction amount and other details. This information is available to the payor on its dashboard, where various metrics are tracked and displayed to the payor, including information about the specific cryptocurrency or fiat currency that was used for the payment to the service provider and transaction details such as the transaction hash. In addition to various metrics, payors are able to generate a variety of reports, and are able to configure various options from their portal. The service provider or the payee can access their payouts through a web app that is accessible from any mobile, tablet, or desktop browser. The payee is notified when a payment has been made to them and can select from various payment methods, including cryptocurrencies and bank transfers.

Cross-Border B2B Transfer Solutions

Our cross-border B2B transfer solutions enable businesses to send cross-border payments to themselves and their affiliates and subsidiaries using stable coins. This product is designed for businesses with operations in more than one country. These businesses have traditionally moved funds between their operating units in different countries by international wire transfer, which can be expensive and is administratively burdensome. Our blockchain-based solution enables our customers to make these transfers using a stablecoin tied to the U.S. dollar, at a fraction of the cost of an international wire and utilizing the safety and security of the blockchain. Like our other solutions, B2B cross-border payments are initiated through a robust online platform that provides details on each transaction as well as the ability to generate reports.

Other Solutions

We are currently developing several other products and solutions, including a loyalty program under which shoppers using our eCommerce checkout solution will earn points for each purchase, which may be spent on any merchant customer’s site that has implemented our checkout solution.

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

Our Growth Strategy

The first prototype of our blockchain based check-out solution was developed from 2019 through 2021 and we launched our first product in a live environment with an online travel agency and an accounting software company in March 2021. Full broad production commenced in on June 15, 2023, we had 160 merchants using our solutions, with another 40 in the qualification process. In February 2022, we entered into a strategic agreement with ACI Worldwide, a payments company with over 80,000 merchant customers. ACI is making our cryptocurrency payment solution available to its customers through their ACI portals. We have also entered into an agreement with ACI to develop a loyalty program.

We have a development team of approximately 15 engineers and other developers, to oversee the development of our cryptocurrency and bank transfer solutions. We have retained four full time sales and marketing personnel to approach new merchants and partners.

Our Sales and Marketing

Our business development team is highly experienced within eCommerce and online marketplaces. With connections to several larger eCommerce merchants, we believe that it will secure our growth and bring us increasing revenue in the fiscal year beginning April 1, 2023. Our sales and marketing efforts will focus on a few larger eCommerce merchants and partnerships with payment processors rather than many smaller merchants. We believe that a strong proof-of-concept window with our technology functionally displayed in scale will attract merchants to our technology, and we intend to sell the technology both on a per transaction fee and on a license fee basis.

Our Revenue Model

Our revenues will be derived primarily from transaction and commission fees from eCommerce merchants, from exchange rate upcharges and from convivence fees and other charges to the merchants’ customers. We have also entered in several licensing agreements with customers for the development of “white label” solutions. Appreciable revenue generation comes with user adoption. User adoption is a difficult matter to predict in the cryptocurrency community and many have set out with optimism and failed to achieve good user adoption. In the future we have the option to charge our merchant customers set-up fees and license fees as well as fees for added merchant services that we may develop, such as fulfilment and order processing services, a loyalty program, credit offerings and fees for marketing programs to our shoppers.

Our Competition

There are several small crypto payment providers in the market, such as Coinify, Bitpay and others. Compared with Bitpay, we believe that RocketFuel offers a better user experience for crypto payments, more choices to crypto holders (including most of the most popular cryptocurrencies), faster transaction confirmaitons, and more.

We also expect to have future competition from traditional payment platforms including Paypal, Visa and Mastercard, but do not expect these providers to have a competitive solution until at least 2024. As the larger players try to catch up, we expect some of them to do so through acquisitions like Pay.com’s acquisition of Coinify.

Our technology is designed to be compliant with the European Union’s new General Data Protection Regulation (GDPR) and other governmental regulations and initiatives to protect the consumer’s data.

Policies Regarding Safeguarding of Crypto Assets

The following is a summary of the steps we take to safeguard customer assets.

We generally settle with our merchant customers for our Pay-In on a same-day basis, although some customers have requested for weekly settlement. Currently, cryptocurrency received from shoppers on the merchant’s website are transferred immediately to an account on Coinbase or another regulated exchange and then converted to USDT or another stablecoin tied to the U.S. dollar. Settlements to merchants are made by ACH or wire transfer of fiat currency, usually U.S. dollars, from a Company bank account. Recently, we have engaged a third-party service provider that holds money transfer and trust company licenses in the U.S and the other jurisdictions in which we operate. Each of our merchant customers will have a separate FBO account which will not be subject to comingling of funds with other customers or us. An FBO (for benefit of) account set up by us for the benefit of a named merchant customer.

We currently use our U.S. and foreign bank accounts to receive funds and pay settlements. We are currently migrating these solutions to our service provider, at which we will set up an FBO account for each of our customers.

We have adopted policies and procedures to prevent designed to prevent self-dealing and other potential conflicts of interest. These include requiring all funds transfers to be entered into our bank and exchange accounts by a designated employee and then approved by the CFO or Finance Manager.

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

We believe that our blockchain-based check-out solution will help our clients to be compliant with the enhanced privacy rules and regulations as our technology will enable the consumers to pay for goods online without exposing spending credentials (credit card data) with the eCommerce merchants.

The Infrastructure and Investment Jobs Act (PL 117-58, enacted November 2021), contains a provision regarding reporting of cryptocurrency transactions to the Internal Revenue Service. Under the Act, brokers must report digital asset transactions to the Internal Revenue Service. The Act also expands the definition of broker to include “any person who (for consideration) is responsible for regularly providing any service effectuating transfers of digital assets on behalf of another person.” It is possible that we may have obligations under the provision to report digital asset transactions to the Internal Revenue Service, particularly with respect to our B2B cross-boarder and payouts products when sending cryptocurrencies.

Employees

As of March 31, 2023, we had 8 employees in the U.S. and a technical team in India and elsewhere of approximately 13 developers and other personnel.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business Operations and Financial Results

●	We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.
●	Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended March 31, 2023 a substantial doubt about our ability to continue as a going concern.
●	We have limited capital resources, and we will need to raise additional capital through additional funding raises. Such funding, if obtained, could result in substantial dilution.
●	The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
●	Our financial statements may be materially affected if our estimates prove to be inaccurate as a result of our limited experience in making critical accounting estimates.
●	Our blockchain-based payment solution is being developed by our key technology employees or contractors, whose continued availability cannot be assured.
●	If we do not respond to technological changes or upgrade our blockchain-based payment processing platform as markets require, our growth prospects and results of operations could be adversely affected.
●	Our competitive edge depends on preserving consumer privacy and identity in their purchasing activities.
●	Failure of cryptocurrency exchanges or ACH bank transfers may prevent the seamless operation of the blockchain payment platform.
●	We may have pricing exposure for settlements from transactions
●	We may be unable to recover digital assets awaiting transmission into or out of the cryptocurrency exchange or banking institution.
●	If we are unable to price our services appropriately, we may not be able to recover the entire cost of our services.
●	We may become reliant on Internet bandwidth and data center providers.
●	We are subject to income taxes and other tax liabilities.
●	We face risks related to COVID-19.
●	We may face risks related to the Russia/Ukraine crisis, including the impact of sanctions or retributions thereto, which could adversely affect the Company’s business.
●	We could face substantial competition.
●	If we fail to protect our intellectual property rights, competitors may be able to use our technology.
●	The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have an adverse effect on our core blockchain-based payment solutions business
●	Risks related to transaction authentication.
●	Risks related to storage of private keys.
●	Excessive price fluctuations may decrease adoption of cryptocurrencies and adversely impact the demand for our payment solutions.
●	Litigation may adversely affect our business, financial condition and results of operations.
●	Use of our payments services for illegal purposes could harm our business.
●	Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Risks Related with Government Regulation

●	Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our clients.
●	Changes in government regulation and industry standards applicable to the Internet and our business could decrease demand for our technologies and services or increase our costs.
●	The applicability of government regulations of digital currencies is uncertain and evolving.
●	It may be illegal now, or in the future, to participate in blockchains or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.
●	We have not obtained a money transmitter license in any U.S. State, nor a BitLicense in the State of New York, and our business may be adversely affected if we are required to do so.

Risks Related to an Investment in our Common Stock

●	Sales of substantial amounts of our Common Stock or the perception that such sales may occur could cause the market price of our Common Stock to drop significantly.
●	If we sell additional equity or debt securities to fund our operations, restrictions may be imposed on our business.
●	There is no assurance of an active established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.
●	Shares eligible for future sale may have adverse effects on our share price.
●	Our Common Stock is considered a “penny stock” and may be difficult to sell.
●	The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.
●	A decline in the price of our Common Stock could affect our ability to raise additional working capital.

●	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
●	A significant majority of the outstanding shares of our Common Stock is held by a small number of shareholders.
●	We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports.
●	We do not have any independent directors and may be unable to appoint any qualified independent directors.
●	The capital markets may experience periods of disruption and instability.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our Common Stock may be less attractive to investors.
●	Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144 due to our former status as a “shell company.”

General Risk Factors

●	Our business is subject to the risks of earthquakes, fire, power outages, floods, epidemics and other catastrophic events, and to interruption by man-made problems such as strikes and terrorism.
●	Prolonged economic downturn, particularly in light of the COVID-19 pandemic, could adversely affect our business.
●	Unfavorable general economic conditions may materially adversely affect our business.

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

Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended March 31, 2023 a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the fiscal years ended March 31, 2023 and 2022 included in this report have been prepared assuming we will continue to operate as a going concern. However, due to our recurring losses from operations, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Because we expect to continue to experience negative cash flow, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing. Our continued negative cash flow increases the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development and operating activities or we may not be able to continue as a going concern. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in this report a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our Common Stock. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

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

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and our Vice President, Products. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

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

Our payment solutions, including our blockchain e-commerce payment platform and the related features that may be developed in the future, have been and will be further developed by, among others, contracted developers who we have engaged to work on finalizing our back-office and other functionalities. If we were to lose the services of any of these key employees or hired contractors, it could be difficult or impossible to replace them. The loss of the services of any of these key employees or contractors could have an adverse effect on our ability to further develop, operate or maintain features of our blockchain e-commerce payment platform.

Our blockchain payment solution and other solutions might never attain optimal levels of functionality and dependability.

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

Our payment platform interacts with cryptocurrency exchanges to facilitate the conversion of customer’s cryptocurrency payments to fiat currency. We do not settle transactions with our merchant customers until we have confirmed that we have received the shopper’s payment in cryptocurrency or fiat currency. Although our transfers of cryptocurrencies or fiat currency will be made to or from a counterparty, including leading cryptocurrency exchanges and FDIC banks (through ACH transfers), which management believes are trustworthy, it is possible that, through computer or human error, or through theft or criminal action, the buyer’s cryptocurrency or fiat currency could be transferred in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received the cryptocurrency or fiat currency (through error or theft), we will be unable to recover incorrectly transferred cryptocurrency or fiat currency, and such losses will negatively impact us, our merchant accounts and consumers.

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

From time-to-time we contract to provide white label or other software pursuant to a license contract. In this case we may receive all or a substantial portion of the license fee upon the execution of the contract. These contracts typically contain several separate performance obligations, such as the delivery of detailed specifications and mock-ups, delivery of a preliminary product for testing, and delivery of the final product. Our clients purchase our services according to a variety of pricing formula.

It is possible that in the future we may contract to provide software development services with pricing based on a pay-for-performance formula, meaning the client pay will be required to pay only after we have delivered the desired result to them. Regardless of how a given customer pays us, we ordinarily pay the vast majority of the costs associated with delivering our services to our clients according to contracts and other arrangements that do not always condition our obligation to pay vendors on the receipt of payments from our customers. In this case we might pay for the costs of providing our services before we receive payment from the customer. Additionally, these services costs could be highly variable and could fluctuate significantly during each calendar month. Accordingly, we would run the risk of not being able to recover the entire cost of our services from customers if pricing or other terms negotiated prior to the performance of services prove less than the cost of performing such services.

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

Our business has been and continues to be adversely impacted by the effects of the COVID-19. Our third-party vendors, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. In addition, the COVID-19outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our technology platform and services and impact our operating results. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19, the Delta variant or other variants and the imposition of related public health measures may adversely impact our business, financial condition, operating results and revenues.

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

The Infrastructure and Investment Jobs Act (PL 117-58, enacted November 2021), contains a provision regarding reporting of cryptocurrency transactions to the Internal Revenue Service. Under this provision, brokers must report digital asset transactions to the Internal Revenue Service. The Act also expands the definition of broker to include “any person who (for consideration) is responsible for regularly providing any service effectuating transfers of digital assets on behalf of another person.” It is possible that RocketFuel may have obligations under the provision to report digital asset transactions to the Internal Revenue Service.

Recent events in the industry, such as filing for and seeking protection of Chapter 11 proceedings by major market participants, may have significant impact on further development and acceptance of digital asset networks and digital assets as they exposed how unpredictable and turbulent the digital assets industry can be. In the second half of 2022 and beginning of 2023, some of the well-known crypto asset market participants, including digital asset lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), Three Arrows Capital (“Three Arrows”) and Genesis Global Holdco, LLC, et al. (“Genesis”) declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, digital asset exchanges FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund, Alameda Research LLC), the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

Specifically, the Chapter 11 Bankruptcy filings of FTX was unexpected and significantly reduced confidence in the digital assets industry as it was one of the largest and considered among safest digital asset trading platforms. Furthermore, it also revealed potential systemic risks and industry contagion as a significant number of other major market participants were affected by FTX’s Chapter 11 filing – namely, among others, BlockFi Inc., et al. (“BlockFi”), as one of the largest digital assets lending companies. At this time, we believe that there are no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy; however, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole.

The closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in cryptocurrencies and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk is expected to, as a consequence, invite stricter regulatory scrutiny. All this could have a negative impact on further development and acceptance of digital asset networks.

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

We do not believe that we are a money transmitter, because we do not hold, possess or control payment funds on behalf of a consumer or merchant. Our eCommerce and payouts transactions are settled through a third-party processor that is licensed in all U.S. jurisdictions and many non-U.S. jurisdictions as a money transmitter or equivalent. Our B2B cross-border transactions to date have been for customers located in Europe and other non-U.S. jurisdictions; these are processed and settled through our Danish subsidiary, RocketFuel A/S, which holds a virtual asset service provider (VASP) license from the Danish Financial Supervisory Authority, which allows it to provide services such as exchanges between virtual currencies and fiat currencies, exchanges between one or more types of virtual currency and transfers of virtual currencies.

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

Approximately 28 percent of the shares of Common Stock issued and outstanding are owned by stockholders who are or will be eligible to sell some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. Rule 144 also permits the sale of securities, without any limitations, by a nonaffiliate that has satisfied a six-month holding period. Any substantial sale of Common Stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

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

A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale and issuance of equity securities, a decline in the price of our Common Stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds, we require for all our planned operations, we may be forced to reallocate funds from other planned uses and we may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale and issuance of our Common Stock and we may be forced to go out of business.

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

As of the date of this report, five persons beneficially own approximately 29 percent of the outstanding shares of our Common Stock. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Common Stock. These actions may be taken even if they are opposed by our other shareholders.

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

On June 7, 2022, RBC entered into a settlement agreement in the legal proceedings between the Company as plaintiff, and Joseph Page as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock, and kept 1,500,000 shares. Mr. Page represents and warrants that he has not filed or assisted anyone else in filing any patent applications that would preempt or infringe upon the Company’s patent applications. Plaintiff and defendant have each released their claims against each other and covenanted not to sue the other, including related parties and stakeholders, with the exclusion of current or future claims against EGS. The parties agreed to a Stipulated Dismissal of the Action with Prejudice filed with the court. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the year ended March 31, 2023 in the accompanying consolidated statements of operations.

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

In January 2022, the Company terminated its agreement with Scarola Schaffzib Zubatov PLLC (“SSZ”), which the Company had retained to represent it in the litigation against EGS. The reason for the termination was that the Company believed that SSZ had overcharged for legal services provided. Subsequent to the termination, SSZ sent the Company additional invoices, to which the Company also objected. In August 2022 SZZ filed a lawsuit in the Supreme Court of the State of New York, County of New York, claiming it is owed approximately $120,000 in legal fees. The Company disputed that this amount was owed, and contended that a portion of the legal fees previously paid should have be refunded. On July 11, 2023 the Court granted SSZ’s motion for summary judgement on its account stated cause of action and denied the Company’s cross-motion for an adjournment of the motion pending discovery. The Company has filed a notice of appeal and has accrued approximately $120,000 in accounts payable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Market under the symbol “RKFL.” There is limited trading of our common stock. Quotations from the OTC Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

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

As of August 18, 2023, there were 1,053 stockholders of record. The last sale price as quoted by the OTCQB tier of The OTC Markets on August 18, 2023, was $0.124 per share.

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

On May 1, 2020, we issued a warrant to purchase 1,500,000 shares of common stock at $1.00 per share to a private investor (the “First Warrant”). The warrant was to expire on April 30, 2021. We also agreed that upon the full and timely exercise of the First Warrant, it would issue a second warrant for an additional 1,500,000 shares of common stock at a purchase price of $1.50 per share having a term of 12 months from the date of issue (the “Second Warrant”). The First Warrant was transferred to an affiliate of the original holder in November 2020. During the year ended March 31, 2021, the warrant holder exercised warrants from the First Warrant to purchase 1,100,000 shares of our common stock of which (i) 1,000,000 shares of our common stock were issued in consideration of gross proceeds of $1,000,000 prior to March 31, 2021; and (ii) 100,000 shares of our common stock, for which we received notice of exercise on March 31, 2021, were issued in April 2021 in consideration of gross proceeds of $100,000. Additionally, the warrant holder exercised the First Warrant for the remaining 400,000 shares of our common stock in April 2021 in consideration of gross proceeds of $400,000. On April 26, 2021, we issued the Second Warrant to the holder. On August 6, 2021, we agreed to amend the terms of the Second Warrant to increase the number of shares purchasable to 2,250,000 and to reduce the exercise price to $1.00 per share. In the year ended March 31, 2022, the warrant holder exercised warrants from the Second Warrant to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. No exercises were made in the fiscal year ended March 31, 2023. At March 31, 2023, there are 1,950,000 Second Warrants outstanding and exercisable.

On October 11, 2021, we and Triton Funds, LP, a Delaware limited partnership (“Triton”), an unrelated third party, entered into an amendment to the Common Stock Purchase Agreement (the “CSPA”) dated February 25, 2021. Under the CSPA, Triton agreed to invest up to $1,000,000 in the Company through purchases of common stock during the commitment period (which ran through December 31, 2022). During the commitment period, the Company was entitled, in its sole discretion, to deliver purchase notices to Triton stating the dollar amount of shares which the Company intends to sell to Triton, not to exceed $500,000 per purchase notice. The amount to be funded under a purchase notice under the CSPA, as amended, was the number of shares of common stock to be purchased multiplied by the greater of (i) $1.00 (changed from $1.65) or (ii) eighty percent (80%) of the lowest closing price of the common stock within fifteen business days prior to the closing date for the purchase. The closing date for each purchase was to be five business days following the date of the corresponding purchase notice. The commitment period terminated on December 31, 2022 without any draws being made by us.

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

On September 19, 2022, we completed a private placement of 3,389,831 shares of our common stock and warrants to purchase 1,694,915 shares of Common Stock. The combined purchase price for one share of Common Stock and accompanying Warrant was $0.2065. The Warrants were immediately exercisable at an exercise price equal to $0.2065 per share), subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date. We also entered into agreements with the investors for the issuance of 3,389,831 cryptographic tokens when such Tokens are created. As of August 18, 2023, no such tokens have been issued, and we currently have no anticipated date for their issuance. On September 19, 2022, in connection with this offering, we entered into a securities purchase agreement with four investors. The purchase agreement sets forth the economic terms set forth above and contains customary representations and warranties of us, as well as certain indemnification obligations of us and ongoing covenants for us. We also entered into a registration rights agreement with the investors requiring us to file within 90 days of closing a registration statement under the Securities Act covering the common stock sold in the private placement and the shares issuable upon exercise of the warrants. As of August 18, 2023, the registration statement has not been filed. The net proceeds to us from This offering, excluding the proceeds, if any, from the exercise of the warrants, was $700,000. We intend to use the net proceeds of this offering for general corporate purposes and to fund ongoing operations and expansion of its business.

On January 13, 2023, we completed a private of placement $150,000 principal amount of secured convertible promissory notes. The purchase price was $150,000. There were three purchasers, including Gert Funk, our Chairman, and Peter M. Jensen, our Chief Executive Officer and a member of our Board of Directors. The third purchaser was a private investor. Each investor purchased a note for $50,000. The notes bear interest at 10% per annum and matured on July 13, 2023. The notes provide that if they are paid on or after the maturity date, then we shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount. As of August 18, 2023, we have not made any payments on any of these notes. The notes are convertible into shares of our Series A Preferred Stock at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The notes are secured by a security interest in all of our assets. Up to 3,000,000 shares of Series A Preferred Stock have been approved by our board of directors. The Series A Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. In such event, the holders of the Series A Preferred Stock will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. We used the $150,000 net proceeds of the offering for general corporate purposes and to fund ongoing operations and expansion of our business. On July 26, 2023 a private investor converted the $50,000 principal amount of his note plus the $50,000 interest premium to 484,462 shares of Series A Preferred shares.

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

On May 11, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by promissory note in the principal amount of $144,760 (the “Note”). A one-time interest charge of 12% ($17,371) was applied on the issuance date, resulting in net loan proceeds to us of $125,000. Accrued, unpaid Interest and outstanding principal, subject to adjustment, is required to be paid in nine payments each in the amount of $18,014.58 (a total payback to the Lender of $162,131.00). The first payment is due June 30, 2023 with eight subsequent payments each month thereafter. The loan closed on May 15, 2023. The Company has the right to prepay the Note at any time without premium of penalty. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and we will be obligated to pay to the Lender, in full satisfaction of our obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to the conversion rights referred to below. Following a default, the Lender may in its option, convert the outstanding principal and interest on the Note into shares of our common stock at a conversion price per share equal to 61% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to 4.5 times the number of shares of common stock which may be issuable upon conversion of the Note at all times. The Note provides for standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The interest rate on the Note increases to 22% upon the occurrence of an event of default. The Note also contains customary positive and negative covenants. The Note includes penalties and damages payable to the Lender in the event we do not comply with the terms of the Note, including in the event we do not issue shares of common stock to the Lender upon conversion of the Note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Note, we are required to pay the Lender liquidated damages in addition to the amount owed under the Note.

In order to help reduce our overhead, Peter M. Jensen, our Chief Executive Officer, and Bennett J. Yankowitz, our Chief Financial Officer, agreed for the period November 15, 2022 through December 31, 2022 to accept shares of common stock in lieu of salary until our next financing is completed, based on the market price of $0.11 per share on such date. They also agreed to accept common stock on the same basis for their accrued bonuses of $25,000 and $12,500 respectively). For the period Mr. Jensen received 500,000 shares of our common stock ($55,000 worth of Common Stock at $0.11 per share) and Mr. Yankowitz received 193,182 shares of common stock ($21,250 worth of Common Stock at $0.11 per share).

Commencing January 1, 2023, Mr. Jensen and Mr. Yankowitz agreed to accept convertible notes in lieu of salary until our next financing is completed. The terms of the notes are as follows: (i) the principal amount thereof shall equal the amount of salary deferred commencing February 1, 2023; (ii) the Notes shall mature on October 1, 2023; (iii) the Notes shall bear interest at a rate of 10% per annum; (iv) if not repaid by July 1, 2023, there shall be a 50% premium, and if the Notes are not repaid by their maturity, there shall a 100% premium; (v) the Note holder shall have the option to convert all outstanding principal, interest and premium to shares of Series A Preferred at any time at $0.2065 per share; and (vi) the Notes shall otherwise have the same terms and conditions as the convertible notes issued in such $150,000 financing round. Commencing July 1, 2023, three members of our sales and marketing team agreed to accept all or part of their salaries and commissions on the same terms, except that the notes are convertible into Shares of our Series B-2 Preferred Stock.

In August 2023, we sold 500,000 shares of our Series B-1 Preferred Stock and 400,000 shares of our Series B-2 Preferred Stock to three private investors for a cash purchase price of $0.25 per share. We also issued a $50,000 secured convertible note to a private investor. The note bears interest at 10% per annum and matures on August 26, 2024. The note may be prepaid by us at any time. If we prepay the entire outstanding principal amount of the note on or before August 26, 2024, then there is no prepayment premium. If we repay the outstanding principal amount of the note on or after the maturity date, then we shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount. The note is convertible into shares of our Series B-2 Preferred Stock at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the note divided by (b) $0.25. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The notes are secured by a security interest in all of our assets.

The Series B-1 Preferred Stock has a 100% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. The Series B-1 Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.25 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. The Series B-2 Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. The Series B-1 Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.25 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events.

On August 15, 2023 we sold 484,262 shares of our common stock to a private investor at a price of $0.2065 per share. The investor also received warrants to purchase 245,700 shares of our common stock at $0.2065 per share. The warrants expire on August 15, 2028. The investor was also invited to join our advisory board and received 100,000 stock options as compensation therefor. The options have a term of 10 years, an exercise price of $0.2065 per share and were fully vested on the date of grant.

In connection with the sale of the Series B-1 and B-2 preferred shares and the 484,262 common shares, we coveted to use the net proceeds from the sale of the securities for working capital purposes and not to use such proceeds: (a) for the satisfaction of any portion of our debt (other than payment of trade payables in the ordinary course of our business and prior practices), (b) for the redemption of any common stock or other securities, (c) for the settlement of any outstanding litigation or (d) in violation of the Foreign Corrupt Practices Act of 1977, as amended or any regulations of the Office of Foreign Assets Control of the U.S. Treasury Department.

Through August 18, 2023, we have issued options to purchase a cumulative 7,181,013 shares of common stock under our 2018 Stock Incentive Plan, of which 6,691,886 are currently outstanding and unexercised.

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

Overview

Our Business

We provide payment solutions to businesses enabling them to make and receive payments with cryptocurrencies and via bank transfers, including ACH. Our solutions consist of a blockchain-based check-out system enabling shoppers on e-commerce sites to pay using cryptocurrencies and direct bank transfers, a payouts solution that enables businesses, including those in the in the “gig economy,” to make payments to their vendors and service providers via cryptocurrencies and bank transfers, and a B2B cross border solution allowing businesses to send cross-border payments to themselves and their affiliates and subsidiaries using stable coins.

Our corporate headquarters are located in San Francisco, California.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements included in this Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended March 31, 2023. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

Fiscal Years Ended March 31, 2023 vs. March 31, 2022

Revenues

During the fiscal year ended March 31, 2023, we recorded revenues of $203,199, including $145,000 as a result of revenue recognized under a new software development contracts, and a combined total of $58,199 of transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the fiscal year ended March 31, 2022, we recorded revenues of $30,504 for similar recognition of deferred revenues.

We anticipate that future revenues will continue to be generated from (i) fees charged under the software development contract; (ii) fees charged in connection with conversion of crypto currencies to and from fiat currencies; (iii) fees charged in connection with our ecommerce checkout solutions and other solutions; and (iv) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues earned by our merchant customers.

Research and Development Expenses

Research and development expenses for the fiscal year ended March 31, 2023 were $61,431, a decrease of $835,813 as compared with expenses of $897,277 for the prior year period. Research and development expenses decreased due to decreases in software coding and development activities during the recent quarter compared to the same period of the prior year.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended March 31, 2023 were $5,185,190 as compared to $3,763,179 for the comparable prior year period, an increase of $1,422,011. The increase is primarily a result of legal fees incurred in connection with certain litigation costs and payroll expenses incurred in connection with the hiring of our full-time executive officers, which was somewhat offset by a decrease in stock-based compensation.

Stock-based compensation for the fiscal year ended March 31, 2023 of $1,141,023 was composed of (i) stock options granted to employees including repricing of prior options granted.

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

As of March 31, 2023, we had cash of $421,566, an decrease of $2,213,228 as compared to a cash balance of $2,634,794 as of March 31, 2022. Our current cash requirements are approximately $150,000 per month.

During the fiscal year ended March 31, 2023, net cash of $2,482,912 was used in operating activities. Net cash used in operating activities was primarily composed of our net loss of $3,778,424 and offset by (i) $1,141,023 of non-cash stock-based compensation in connection with the grant of employee stock options and; (ii) increase in depreciation and amortization of $485,703 and (iii) increase in accounts payable and accrued expenses payable of $193,260 in the aggregate.

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

During the fiscal year ended March 31, 2023, net cash of 706,984 was used in investing activities, primarily from (i) the acquisition of computer equipment for $20,725 and the capitalization of software development costs of $686,259 During the fiscal year ended March 31, 2022, net cash of $610,095 was used in investing activities, primarily from (i) the acquisition of computer equipment for $23,395 and the capitalization of software development costs of $586,700.

During the fiscal year ended March 31, 2023, net cash of $976,668 was provided by financing activities, primarily from the issuance of 700,000 shares of our common stock. Additionally, we received proceeds from a convertible note payable of $150,000 and proceeds from convertible note payable to related parties of $126,668.

During the fiscal year ended March 31, 2022, net cash of $5,221,469 was provided by financing activities, primarily from (i) the issuance of 6,666,667 shares of our common stock and warrants to purchase 6,666,667 shares of common stock in exchange for net cash proceeds (after net of issuance costs) of $4,375,001 in a public offering and; (ii) the issuance of 850,000 shares of our common stock in connection with exercise of common stock purchase warrants in consideration of $882,500 in gross cash proceeds. Additionally, we received proceeds from a convertible note payable of $126,250, net of finance costs, and repaid $159,282 for this same convertible note payable. There were no options exercised during the fiscal years ended March 31, 2023 and 2022.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the fiscal year ended March 31, 2023, we reported a net loss of $3,3,778,424, which included non-cash stock-based compensation of $1,141,023, and cash flows used in operating activities of $2,482,912. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this report on Form 10-K:

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

In February 2023 RocketFuel Blockchain, Inc. (the “Company”), at the recommendation of the Company’s Board of Directors, orally terminated Prager Metis CPAs, LLC (“Prager Metis”) as its independent registered public accounting firm. On April 10, 2023, Prager Metis sent the Company a letter confirming its resignation. On April 6, 2023, the Company, based on the decision of its board of directors, approved the engagement of Turner, Stone & Company, L.L.P. (“Turner, Stone & Company”) to serve as the Company’s independent registered public accounting firm.

The reports of Prager Metis on the Company’s financial statements for the years ended March 31, 2022 and 2021 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles but did contain a paragraph referring to the uncertainty with respect to the Company’s ability to continue as a going concern.

During the years ended March 31, 2022 and 2021, and in the subsequent period through April 10, 2023, there were no disagreements with Prager Metis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Prager Metis, would have caused Prager Metis to make reference to the matter in its reports on the Company’s financial statements for such periods. During the years ended March 31, 2022 and 2021, and in the subsequent period through April 10, 2023, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Prager Metis with a copy of the disclosures in the preceding three paragraphs and requested in writing that Prager Metis furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. Prager Metis provided a letter, dated April 26, 2023 stating its agreement with such statements.

During the fiscal year ended March 31, 2022 and through the date of the board of directors’ decision, the Company did not consult Turner, Stone & Company with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO).

Based on our assessments and those criteria and on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective due to (i) insufficient segregation of duties in the finance and accounting functions due to limited personnel; and (ii) inadequate corporate governance policies. In the future, subject to working capital limitations, we intend to take appropriate and reasonable steps to make improvements to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2023, we made the following change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Name	Age	Positions Held with the Registrant
Gert Funk	56	Executive Chairman of the Board
Peter M. Jensen	56	Chief Executive Officer and Director
Bennett J. Yankowitz	68	Chief Financial Officer, Secretary and Director

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

Bennett J. Yankowitz has been our Chief Financial Officer since 2015. Mr. Yankowitz has more than 40 years of experience as a corporate attorney with leading law firms, specializing in securities, financial and merger and acquisition transactions, and has a background in financial analysis and real estate investment and development. He is of counsel to the law firm Shumaker Mallory LLP, and was previously of counsel to its predecessor firm Parker Shumaker Mills LLP. He was previously counsel to Kaye Scholer LLP and a partner of Heenan Blaikie and of Stroock & Stroock & Lavan LLP. From 2002 to 2014, he was a director of Proteus Energy Corporation, a California-based private oil and gas production and development company and was its Chief Executive Officer from 2008 to 2014. He is also chief financial officer and a member of the board of directors of Nordicus Partners Corporation. Mr. Yankowitz earned his B.A. degree in Mathematics from the University of California, Berkeley (1977), his J.D. degree from the University of Southern California (1980), where he was an editor of the Southern California Law Review, and his LL.M. degree (First Class Honours) from the University of Cambridge (1981), where he was an Evan Lewis-Thomas Scholar at Sidney Sussex College. He is a member of the California and New York bars.

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

The following table provides information regarding the compensation awarded to, or earned by, our current and former named executive officers for the fiscal years ended March 31, 2023 and 2022.

Named Executive Officer	Fiscal Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Gert Funk (1)	2023	$-	$92,500	$-		$-	$-		$92,500
Chairman	2022	$-	$-	$-		$173,908	$-		$173,908

Peter M. Jensen (2)	2023	$200,000	$50,000			$-	$-	$
Chief Executive Officer	2022	$240,000	$75,000	-		$694,975	$-		$1,009,975

Bennett J. Yankowitz (3)	2023	$61,673	$37,500		$		$-	$
Chief Financial Officer	2022	$69,998	$22,500	-		$173,908	$-		$266,406

(1)	On March 15, 2021, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Funk pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $695,610. During the fiscal years ended March 31, 2022, we amortized $173,908 of the total to stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share, and on October 27, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $0.33 per share to $0.2065 per share. Accordingly, we recorded an additional $176,556 of stock-based compensation during the fiscal year ended March 31, 2023. A total of $353,282 of stock-based compensation remains to be recognized in future periods.2023 bonus includes $42,500 cash bonuses and $25,000 payable in shares of common stock.

(2)	On September 15, 2020, our Board of Directors approved the grant of options to purchase 2,393,842 shares of our common stock to Mr. Jensen pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $1,853,256. During the fiscal year ended March 31, 2022, we amortized $694,975 of the total as stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share, and on October 27, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $0.33 per share to $0.2065 per share. Accordingly, we recorded an additional $481,395 of stock-based compensation during the fiscal year ended March 31, 2023. A total of $722,893 of stock-based compensation remains to be recognized in future periods. 2023 bonus consists of $50,000 payable in shares of common stock.

(3)	On March 15, 2021, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in a total value of the stock options granted of $695,610. During the fiscal year ended March 31, 2022, we amortized $173,908 of the total to stock-based compensation. On January 11, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $1.08 per share to $0.33 per share, and on October 27, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $0.33 per share to $0.2065 per share. Accordingly, we recorded an additional $176,557 of stock-based compensation during the fiscal year ended March 31, 2023. A total of $353,510 of stock-based compensation remains to be recognized in future periods. 2023 bonus consists of $37,500 payable in shares of common stock.

On August 8, 2018, our Board of Directors approved the grant of options to purchase 500,000 shares of our common stock to Mr. Yankowitz pursuant to our 2018 Stock Option Plan. We determined the fair value of the stock option using the Black-Scholes pricing model which resulted in the recording of stock-based compensation of $1,100,350 during the fiscal year ended March 31, 2019. On October 27, 2022, our Board of Directors approved the re-pricing of the exercise price of these shares from $0.33 per share to $0.2065 per share. The total stock-based compensation has been fully amortized.

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

Issuance of Certain Securities in Lieu of Salary

In order to help reduce our overhead, Peter M. Jensen, our Chief Executive Officer, and Bennett J. Yankowitz, our Chief Financial Officer, agreed for the period November 15, 2022 through December 31, 2022 to accept shares of common stock in lieu of salary until our next financing is completed, based on the market price of $0.11 per share on such date. They also agreed to accept common stock on the same basis for their accrued bonuses of $25,000 and $12,500 respectively). For the period Mr. Jensen received 500,000 shares of our common stock ($55,000 worth of Common Stock at $0.11 per share) and Mr. Yankowitz received 193,182 shares of common stock ($21,250 worth of Common Stock at $0.11 per share).

As stated above, we closed the sale of $150,000 of convertible notes on January 13, 2023. Commencing January 1, 2023, Mr. Jensen and Mr. Yankowitz agreed to accept convertible notes in lieu of salary until our next financing is completed. The terms of the notes are as follows: (i) the principal amount thereof shall equal the amount of salary deferred commencing February 1, 2023; (ii) the Notes shall mature on October 1, 2023; (iii) the Notes shall bear interest at a rate of 10% per annum; (iv) if not repaid by July 1, 2023, there shall be a 50% premium, and if the Notes are not repaid by their maturity, there shall a 100% premium; (v) the Note holder shall have the option to convert all outstanding principal, interest and premium to shares of Series A Preferred at any time at $0.2065 per share; and (vi) the Notes shall otherwise have the same terms and conditions as the convertible notes issued in such $150,000 financing round.

Outstanding Equity Awards During Fiscal 2023

	Option Awards
	Number of securities underlying unexercised options (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Gert Funk	250,000	-	250,000	$0.2065	3/15/2031
Peter M. Jensen	1,645,766	-	748,076	$0.2065	9/15/2030
Bennett J. Yankowitz (1)	500,000	-	-	$0.2065	8/8/2028
Bennett J. Yankowitz	250,000	-	250,000	$0.2065	3/15/2031

(1). Represents options issued on August 8, 2018. The exercise price of these options was adjusted as of March 15, 2021 and January 11, 2022.

Option Exercises and Stock Vested During Fiscal 2023

There were no options exercised during the fiscal year ended March 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, as of August 18, 2023, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and current executive officers named in the Summary Compensation Table; and (iii) our current executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gert Funk (2)	5,943,222	16.54%
Peter Jensen (3)	3,626,010	9.5%
Bennett J. Yankowitz (4)	2,011,245	6.1%
All officers and directors as a group (three persons)	11,580,477	32.0%

(1)	Based on 33,120,628 outstanding shares as of August 18, 2023.

(2)	Includes (i) the vested portion of an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.2065 per share), expiring March 14, 2031 and (ii) 121,065 shares of Series A Preferred Stock issuable under a convertible note at a conversion price of $0.2065 per share.

(3)	Includes (i) a warrant to purchase 265,982 shares of Common Stock at $1.00 per share (subsequently reduced to $0.2065 per share), expiring February 15, 2031, (ii) the vested portion of an option to purchase 2,393,842 shares of Common Stock at $1.08 per share (subsequently reduced to $0.2065 per share), expiring September 15, 2030, (iii) 500,000 shares issued in lieu of salary, and (iv) 314,770 shares of Series A Preferred Stock issuable under a convertible note, issued in lieu of salary, at a conversion price of $0.2065 per share.

(4)	Includes (i) an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.2065 per share), expiring August 8, 2028, (ii) the vested portion of an option to purchase 500,000 shares of Common Stock at $1.08 per share (subsequently reduced to $0.2065 per share), expiring March 15, 2031, (iii) 193,182 shares issued in lieu of salary, and (iv) 177,563 shares of Series A Preferred Stock issuable under a convertible note, issued in lieu of salary, at a conversion price of $0.2065 per share..

Securities Authorized for Issuance under Equity Compensation Plans as of the End of Fiscal 2023 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	6,691,886	(1)	$0.33	393,987

(1)	This total represents shares to be issued upon exercise of outstanding options granted under the RocketFuel Blockchain, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) that was approved by our stockholders on August 8, 2018. Under the 2018 Plan, 2,000,000 shares of our common stock were initially reserved for grant. On March 18, 2021, our Board of Directors approved the increase of shares reserved for issuance under the 2018 Plan to 6,000,000 shares of our common stock, and on May 10, 2022 approved a further increase to a total of 8,000,000 shares of our common stock. There were no stock options exercised under the 2018 Plan during the fiscal year ended March 31, 2023. There are 600,000 performance-based options that have been issued, which are included in the table above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the years ended March 31, 2023 and 2022, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the affiliate of $83,985 and $126,850 for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, we had $25,633 and $11,277, respectively, payable to the affiliate.

During the year ended March 31, 2023, we recognized a total of $112,500 bonus expense for officers of the Company, of which $0 was payable at March 31, 2023. During the year ended March 31, 2022, we recognized a total of $97,500 bonus expense for officers of the Company, of which $65,000 was payable at March 31, 2022.

In order to help reduce our overhead, Peter M. Jensen, our Chief Executive Officer, and Bennett J. Yankowitz, our Chief Financial Officer, agreed for period November 15, 2022 through December 31, 2022 to accept shares of common stock in lieu of salary until our next financing is completed, based on the market price of $0.11 per share on such date. For the period November 15, 2022 through December 31, 2022 Jensen received 227,272 shares of our common stock ($25,000 worth of Common Stock at $0.11 per share) and Mr. Yankowitz received 113,636 shares of common stock ($12,500 worth of Common Stock at $0.11 per share).

As stated above, we closed the sale of $150,000 of convertible notes on January 13, 2023. Thereafter, Mr. Jensen and Mr. Yankowitz agreed to accept convertible notes in lieu of salary until our next financing is completed. The terms of the notes are as follows: (i) the principal amount thereof shall equal the amount of salary deferred commencing February 1, 2023; (ii) the Notes shall mature on October 1, 2023; (iii) the Notes shall bear interest at a rate of 10% per annum; (iv) if not repaid by July 1, 2023, there shall be a 50% premium, and if the Notes are not repaid by their maturity, there shall a 100% premium; (v) the Note holder shall have the option to convert all outstanding principal, interest and premium to shares of Series A Preferred at any time at $0.2065 per share; and (vi) the Notes shall otherwise have the same terms and conditions as the convertible notes issued in such $150,000 financing round.

We have entered into a sales referral agreement with an affiliate of our Chairman, Gert Funk. We recorded $1,201.92 on commissions payable to the affiliate for the year ended March 31, 2023.

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

Board Attendance

Our Board is comprised of three directors of which two members are also our chief executive and chief financial officers, respectively. During the fiscal year ended March 31, 2023 we convened 5 formal meetings of the Board and took a number of additional actions by written consent.

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

The following is a summary of (i) the fees billed and billable to us by Prager Metis CPAs LLC, our former independent registered public accounting firm, and Turner, Stone & Company, L.L.P., our current independent registered public accounting firm, for professional services rendered in connection with (i) annual audits and quarterly review fees for the fiscal years ended March 31, 2023 and 2022; and (ii) other audit related fees and tax preparation fees incurred during the fiscal years ended March 31, 2023 and 2022.

Fee Category

	Fiscal Year Ended March 31, 2023	Fiscal Year Ended March 31, 2022
Prager Metis CPAs LLC Audit fees	$12,000	$77,000
Turner, Stone & Company, L.L.P. Audit fees	$35,000	$-
Other audit related fees	$10,000	$9,500
Tax fees	-	-
Total fees	$57,000	$86,500

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following are filed as part of this Form 10-K:

(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8, page 27.

(2)	Exhibits

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement, dated June 27, 2018, by and among the Company, RocketFuel Blockchain Company, Joseph Page, Gert Funk, PacificWave Partners Limited, PacificWave Partners UK Ltd. And Saxton Capital Ltd.	8-K	2.1	6/29/18

3.1	Articles of Incorporation	S-1	3.1	9/8/87

3.2	Amended and Restated Bylaws	8-K	3.1	6/29/18

3.3	Certificates of Amendment to Articles of Incorporation through December 31, 2017	S-1	3.3	3/30/21

3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3.1	8/8/23

3.2	Certificate of Designation for Series B-2 Preferred Stock	8-K	3.2	8/8/23

3.4	Certificate of Amendment, dated September 25, 2018, as filed with the Secretary of State of the State of Nevada	S-1	3.4	3/30/21

3.5	Certificate of Designation of Series A Preferred Stock	8-K	4.1	1/19/23

4.1	Form of Warrant	8-K	4.1	9/23/22

4.2	Form of Token Sale Agreement	8-K	4.2	9/23/22

4.3	Form of Convertible Note	8-K	4.1	1/9/23

10.1	Indemnification Agreement dated as of January 19, 2016, between Bennett Yankowitz and the Company	8-K	10.2	1/22/16

10.2	Indemnification Agreement dated as of January 19, 2016, between Henrik Rouf and the Company	8-K	10.3	1/22/16

10.3	2018 Stock Incentive Plan	14-C	Annex B	8/28/18

10.4	Subscription Agreement, dated April 29, 2020, between the Company and Investorlisten ApS	S-1	10.4	3/30/21

10.5	Warrant Agreement, dated May 1, 2020, between the Company and Investorlisten ApS	S-1	10.5	3/30/21

10.6	Agreement with Investorlisten ApS	S-1	10.6	3/30/21

10.7	Executive Employment Agreement, dated as of September 15, 2020, between the registrant and Peter M. Jensen	8-K	10.1	9/21/20

10.8	Indemnification Agreement dated as of September 15, 2020, between Peter M. Jensen and the Company	S-1	10.8	3/30/21

10.9	Amendment No. 1 to 2018 Stock Option Plan	8-K	10.2	9/21/20

10.10	Executive Employment Agreement, dated as of September 14, 2020, between the registrant and Rohan Hall	8-K	10.1	10/8/20

10.11	Indemnification Agreement dated as of September 14, between Rohan Hall and the Company	S-1	10.11	3/30/21

10.12	Common Stock Purchase Agreement dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.1	3/3/21

10.13	Common Stock Purchase Warrant dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.2	3/3/21

10.14	Indemnification Agreement dated as of January 1, 2021, between Gert Funk and the Company	S-1	10.14	3/30/21

10.15	Indemnification Agreement dated as of February 15, 2021, between Kurt Kumar and the Company	S-1	10.15	3/30/21

10.16	Amendment No. 2 to 2018 Stock Option Plan	S-1	10.16	3/30/21

10.17	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Bennett J. Yankowitz	S-1	10.17	3/30/21

10.18	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Gert Funk	S-1	10.18	3/30/21

10.19	Warrant dated February 15, 2021, from the Company to Peter M. Jensen	S-1	10.19	3/30/21

10.20	Settlement Agreement and Mutual Release, dated June 8, 2022, between RocketFuel Blockchain, Inc., RocketFuel Blockchain Company and Joseph Page	8-K	10.1	6/13/22

10.21	Securities Purchase Agreement dated September 19, 2022	8-K	10.1	9/23/22

10.22	Form of Subscription Agreement dated January 13, 202	8-K	10.1	1/19/23

10.23	Securities Purchase Agreement between 1800 Diagonal Lending LLC and RocketFuel Blockchain, Inc., dated as of May 11, 2023	8-K	10.1	5/18/23

10.24	$144,760 Promissory Note between 1800 Diagonal Lending LLC and RocketFuel Blockchain, Inc., dated May 11, 2023	8-K	10.2	5/18/23

10.25	Form of Subscription Agreement for Series B-1 and B-2 Preferred Stock	8-K	10.1	8/8/23

14.1	Code of Ethics	10-KSB	14.1	3/30/04

14.2	Amended and Restated Code of Ethics	S-1	14.2	3/30/21

21.1	Subsidiaries of the registrant	S-1	21.1	3/30/21

31.1	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

RocketFuel Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RocketFuel Blockchain, Inc. as of March 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of RocketFuel Blockchain, Inc. as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has not generated positive cash flows which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to RocketFuel Blockchain, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. RocketFuel Blockchain, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible notes payable

As discussed in Note 7 to the financial statements, the Company entered into certain financing transactions which included the issuance of notes payable which were convertible into preferred stock of the Company.

We identified the accounting evaluation of the conversion feature within each note payable to be a critical audit matter because the evaluation of the appropriate accounting treatment for this area involved a high degree of auditor judgment and an increased extent of effort to evaluate the Company’s conclusions.

How the Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the presentation and accounting for the conversion features involved the following procedures, among others:

-	We obtained management’s analysis of the conversion feature within each note payable.

-	We analyzed the conversion feature to identify and assess the reasonableness of management’s accounting treatment for this feature and how it impacted both the accounting and presentation in the financial statements.

/s/ Turner, Stone & Company, L.L.P.

We have served as RocketFuel Blockchain, Inc.’s auditor since 2023.

Dallas, Texas

August 18, 2023

Turner, Stone & Company, L.L.P.
Accountants and Consultants	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company reported a net loss of $4,662,924 and $2,363,582 and a negative cash flow from operations of $2,776,911 and $636,257 for the years ended March 31, 2022 and 2021, respectively. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3 to the financial statements The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

Auditor firm ID: 273

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

July 14, 2022

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED Balance Sheets

	March 31, 2023	March 31, 2022

ASSETS
Current assets:
Cash	$421,566	$2,634,794
Accounts receivable	—	3,475
Prepaid and other current assets	143,870	12,350
Total current assets	565,436	2,650,619
Intangible assets, net of accumulated amortization of $655,333 and $147,277 respectively	622,729	439,422
Property and equipment, net of accumulated depreciation of $10,814 and $2,642, respectively	28,202	20,754

Total assets	$1,216,367	$3,110,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$680,460	$487,200
Payable to related party	25,633	11,277
Notes payable	276,667	—
Deferred revenue	57,231	15,073
Total current liabilities	1,039,991	513,550
Total liabilities	1,039,991	513,550

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 32,427,446 and 31,965,803 shares issued; 32,427,446 and 31,965,083 shares outstanding as of March 31, 2023 and 2022, respectively	32,428	31,975
Additional paid in capital	13,055,831	11,214,820
Common shares to be issued – related party	39,100	—
Accumulated deficit	(12,950,983)	(8,646,550)
Treasury stock, at cost	—	(3,000)

Total stockholders’ equity	176,376	2,597,245

Total liabilities and stockholders’ equity	$1,216,367	3,110,795

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Revenue, net	$203,199	$30,504

Operating Expenses:
Research and development	61,431	897,277
General and administrative expenses	5,185,190	3,763,179
Total operating expenses	5,246,621	4,660,456
Loss from operations	(5,043,422)	(4,629,952)
Other income (expense)
Change in fair value of derivative liability	—	4,128
Loss on debt extinguishment	—	(15,076)
Loss on foreign currency exchange	(22,983)	—
Interest expense	(2,078)	(22,024)
Gain from legal settlements	1,290,059	—
Total other income (expense)	1,264,998	(32,972)

Loss before provision for income taxes	(3,778,424)	(4,662,924)

Provision for income taxes	—	—
Net Loss	$(3,778,424)	$(4,662,924)

Loss per common share:
Basic and diluted	$(0.12)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	31,298,976	27,820,791

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2023 and 2022

	Common Stock Outstanding		Treasury Stock		Additional Paid-in	Common Shares to be issued-related	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	party	Deficit	(Deficit)
Balance at March 31, 2021	24,438,416	$24,438	—	$—	4,584,214	—	$(3,983,626)	$625,026
Issuance of common stock in connection with exercise of common stock purchase warrants	850,000	850	—	—	881,650	—	—	882,500
Stock-based compensation - employee and consultants option grants	—	—	—	—	1,360,642	—	—	1,360,642
Issuance of common stock to customers	20,000	20	—	—	19,980	—	—	20,000
Issuance of common stock and warrants, net of issuance costs	6,666,667	6,667	—	—	4,368,334	—	—	4,375,001
Repurchase of common stock	—	—	(10,000)	(3,000)	—	—	—	(3,000)
Net loss	—	—	—	—	—	—	(4,662,924)	(4,662,924)
Balance at March 31, 2022	31,975,083	31,975	(10,000)	(3,000)	11,214,820	—	(8,646,550)	2,597,245
Stock-based compensation - employees and consultants option grants	—	—	—	—	1,141,023	—	—	1,141,023
Cancellation of common stock	(3,610,394)	(3,610)	10,000	3,000	(13,440)	—	(526,009)	(540,059)
Common shares to be issued-related parties	-	-	-	-	-	39,100	-	39,100
Issuance of common stock in a private placement, net of issuance costs which included 338,983 shares issued for commissions	3,728,814	3,729	—	—	696,271	—	—	700,000
Issuance of common stock for services	333,943	334	—	—	17,157	—	—	17,491
Net loss	—	—	—	—	—	—	(3,778,424)	(3,778,424)
Balance at March 31, 2023	32,427,446	$32,428	—	$—	13,055,831	39,100	$(12,950,983)	$176,376

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(3,778,424)	$(4,662,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516,228	149,919
Stock based compensation	1,141,023	1,380,642
Proceeds from legal settlement	(540,059)	—
Common stock issued for services	17,491	—
Common stock issued for services – related party	39,100	—
Change in fair value of derivative liability	—	(4,128)
Loss on extinguishment of convertible note payable	—	15,076
Amortization of debt discount	—	22,084

Changes in operating assets and liabilities:
Accounts receivable	3,475	6,525
Prepaid expenses and other current assets	(131,520)	(7,350)
Accounts payable and accrued expenses	193,260	342,370
Payable to related parties	14,356	(24,198)
Deferred revenue	42,158	5,073
Net cash flows used in operating activities	(2,482,912)	(2,776,911)

Cash Flows from Investing Activities:
Purchase of property and equipment	(20,725)	(23,395)
Software development costs	(686,259)	(586,700)
Net cash flows used in investing activities	(706,984)	(610,095)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	700,000	4,375,001
Proceeds from exercise of common stock warrants	—	882,500
Shares repurchased	—	(3,000)
Proceeds from convertible note payable, net	150,000	126,250
Proceeds from convertible note payable – related parties	126,668
Repayment of convertible note payable	—	(159,282)
Net cash flows provided by financing activities	976,668	5,221,469

Net change in cash	(2,213,228)	1,834,463
Cash at beginning of year	2,634,794	800,331
Cash at end of year	$421,566	$2,634,794

Supplemental disclosure of non-cash flow information
Common stock issued to customer for early adoption	$—	$20,000

The accompanying notes are an integral part of these financial statements.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

1. Business

We (or the “Company”) provide payment solutions to businesses enabling them to make and receive payments with cryptocurrencies and via bank transfers, including ACH. Our primary solutions consist of a blockchain-based check-out system enabling shoppers on e-commerce sites to pay using cryptocurrencies and direct bank transfers. We have also recently introduced a payouts solution that enables businesses, including those in the in the “gig economy,” to make payments to their vendors and service providers via cryptocurrencies and bank transfers. We also provide businesses with the ability to send cross-border payments to themselves and their affiliates and subsidiaries using stable coins.

Our corporate headquarters are located in San Francisco, California.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statement”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries in accordance with consolidation accounting guidance. The Company’s subsidiaries consist of RocketFuel Blockchain Company (RBC) (incorporated in Nevada), RocketFuel A/S (incorporated in Denmark), and RocketFuel (BVI) (incorporated in the British Virgin Islands), the latter two of which were incorporated during the quarter ended June 30, 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Cash and Cash Equivalents

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2023, the Company had $118,574 of cash in excess of the FDIC’s $250,000 coverage limit.

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

Revenue Recognition

Our revenues are generated from (i) fees charged in connection with the implementation of our software platform; (ii) ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues paid by our merchant customers, (iii) gains from the spread between the exchange rates on cryptocurrency transactions and (iiv) software development fees.

Our revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” and Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606) which provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. We determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract and (v) recognition of revenue when a performance obligation is satisfied. Collectability is assessed based on a number of factors, including the creditworthiness of a client, the size and nature of a client’s website and transaction history. Amounts billed or collected in excess of revenue recognized are included as deferred revenue. An example of this deferred revenue would be arrangements where clients request or are required by us to pay in advance of delivery.

Revenue from fees charged in connection with the implementation of our software platform are recognized over the term specified in the contract with the merchant, which is primarily one year. Revenues from ongoing daily transactional fees derived as a negotiated percentage of the transactional revenues paid by our merchant customers are recognized when each transaction occurs. Revenues from software development contracts are recognized at the time each performance obligation set forth in the contract has been completed, in the amounts allocated to the completed obligation, and as all measurements and criteria for revenue recognition are satisfied.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments and warrants would be anti-dilutive if converted or exercised, respectively, as of March 31, 2023 and 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Years Ended March 31,
	2023	2022

Stock Options, vested and exercisable	3,263,468	2,377,300
Common Stock Warrants	10,410,897	10,665,982
Total	13,674,365	13,043,282

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation - Stock Compensation, (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

3. Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the years ended March 31, 2023 and 2022, we reported a net loss of $3,778,424 and $4,662,924, respectively, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $1,141,023 and $1,380,642, respectively, and cash flows used in operating activities during the years ended March 31, 2023 and 2022 of $2,482,912 and $2,776,911, respectively. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

We will require additional financing to continue to develop our product and execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan. During the year ended March 31, 2023, we raised $700,000 through the private placement of units consisting of common stock, warrants and token purchase agreements and $150,000 through the issuance of notes convertible into shares of our Series A Preferred Stock. We have used and plan to continue using the net proceeds of these transactions to recruit key management and operational personnel, to retain software and blockchain developers and to develop our blockchain-based check-out solution. Management believes the funding from these transactions and the growth strategy actions executed and planned for execution could contribute to our ability to mitigate any substantial doubt as to our ability to continue as a going concern.

4. Intangible Assets, Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	March 31, 2023	March 31, 2022
Capitalized software development costs	$1,278,062	$586,700
Computer equipment	39,015	23,395
Less: Combined accumulated depreciation and amortization	(666,146)	(149,919)
Combined intangible assets, property and equipment, net	$650,931	$460,176

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

Depreciation expense amount to $9,357 and amortization expense amounted to $508,055 for the year ended March 31, 2023. Depreciation expense amount to $2,642 and amortization expense amounted to $147,277 for the year ended March 31, 2022.

Amortization expense for fiscal year end March 31, 2024 is expected to be $466,818 and $155,911 for fiscal year end March 31, 2025.

5. Related Party Transactions

During the years ended March 31, 2023 and 2022, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $83,985 and $126,850 for the years ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, we had $25,633 and $11,277, respectively, payable to the Affiliate.

In order to help reduce our overhead, Peter M. Jensen, our Chief Executive Officer, and Bennett J. Yankowitz, our Chief Financial Officer, agreed for period November 15, 2022 through December 31, 2022 to accept shares of common stock for deferred compensation until our next financing is completed. The shares were valued based on the market price of $0.11 per share on such date. For the period November Jensen received 227,272 shares of our common stock ($25,000 worth of Common Stock at $0.11 per share) and Mr. Yankowitz received 113,636 shares of common stock ($12,500 worth of Common Stock at $0.11 per share).

On January 13, 2023, we completed a private of placement $150,000 principal amount of its secured convertible promissory notes. The purchase price was $150,000. There were three purchasers, including Gert Funk, our Chairman, and Peter M. Jensen, our Chief Executive Officer and a member of our Board of Directors. The third purchaser was a private investor. Each investor purchased a note for $50,000. The notes bear interest at 10% per annum and mature on July 13, 2023. The notes may be prepaid by us at any time. If we prepay the entire outstanding principal amount of a note on or before April 13, 2023, then there is no prepayment premium. If we prepay the entire outstanding principal amount of a note between April 14, 2023 and the maturity date, then we must also pay accrued interest on such principal amount in an amount equal to 50% of such principal amount. If we repay the outstanding principal amount of a note on or after the maturity date, then we shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount. As of June 29, 2023, we have not made any payments on any of these notes. The notes are convertible into shares of our Series A Preferred Stock at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The notes are secured by a security interest in all of our assets. Up to 1,000,000 shares of Series A Preferred Stock were approved by our board of directors. The Series A Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. In such event, the holders of the Series A Preferred Stock will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. We used the $150,000 net proceeds of the offering for general corporate purposes and to fund ongoing operations and expansion of our business.

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

On March 31, 2023, we issued Convertible Notes to Officers Gert Funk, Bennett Yankowitz, and Peter Jensen totaling $126,667 for further deferred compensation and bonuses.

6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the years ended March 31, 2023 and 2022, we recorded revenues of $203,199 and $30,504, respectively. Deferred revenue was $57,231 and $15,073 as of March 31, 2023 and 2022, respectively.

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

For a discussion of certain convertible notes issued subsequent to March 31, 2023, see Note 5 to the Consolidated Financial Statements.

8. Income Taxes

As of March 31, 2023 and 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. We were incorporated on January 12, 2018, and therefore, the years ended March 31, 2018 through 2022 tax years are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

Reconciliation between our effective tax rate and the United States statutory rate is as follows for the years ended March 31:

	2023		2022
Federal income tax expense (benefit) based on statutory rate	$(755,900)	(21.0)%	$(979,000)	(21.0)%
State income tax expense (benefit), net of federal taxes	(251,300)	(7.0)%	(410,000)	(8.8)%
Revision of NOL estimates, state apportionment factors, stock-based compensation and state effective tax rates	(334,700)	(9.3)%	(359,000)	(7.2)%
Change in valuation allowance	1,341,900	37.3%	1,748,000	37.0%
Total taxes on income (loss)	$-	-%	$-	-%

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

Significant components of our deferred tax assets consist of the following:

	March 31, 2023	March 31, 2022
Deferred tax assets arising from:
Share based compensation	1,557,700	1,223,000
Net operating loss carryforwards	2,388,200	1,381,000
Total deferred tax assets	3,945,900	2,604,000
Less valuation allowance	(3,945,900)	(2,604,000)
Net deferred tax assets	$-	$-

As of March 31, 2023 and 2022, we had federal and state tax net operating loss carryforwards of $7,037,200 and $4,634,000, respectively. Federal net operating loss carryforwards of $4,634,000 do not expire. State net operating loss carryforwards of $6,301,601 will expire at various dates beginning in 2039, each year’s loss limited to a 20-year carryover period.

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

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

On October 6, 2021, we entered into a contract with one customer having a one-year term from the date of execution that provided for (1) the payment of $10,000 in connection with the implementation of our blockchain technology and (2) the issuance of 10,000 shares of our common stock valued at $1.00 per share in consideration of being an early adopter of our blockchain technology. We issued such 10,000 shares of our common stock to the customer in October 2021. In March 2022, in settlement of a customer dispute, we repurchased the 10,000 shares of stock issued in October 2021 for $3,000 and are carrying those shares as treasury stock. During the three months ended June 30, 2022, the 10,000 shares were cancelled.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company entered the marketing service agreement in July 2022 with a firm. In connection with this service agreement, the Company issued 333,943 restricted shares and recognized $45,082 of stock compensation expense for the year ending March 31, 2023.

On June 7, 2022, we entered into a settlement agreement in the legal proceedings with Joseph Page, our former director and chief technology officer, as defendant, whereunder Page surrendered 3,600,394 shares of the Company’s common stock. In connection with this settlement, we recognized a gain of $540,059, calculated based on the Company’s share price of $0.15 per share on the date of settlement of the legal proceedings. This gain was recorded in other income for the year ending March 31, 2023 in the accompanying consolidated statements of operations. Immediately after these shares were transferred to the Company, the 3,600,394 shares were cancelled, and we recorded cancellation of these treasury shares during the three months ended June 30, 2022.

On September 19, 2022, the Company completed a private placement (the “Offering”) of 3,389,831 shares of its common stock, par value $0.001 per share (the “Common Stock”) and warrants to purchase 1,694,915 shares of Common Stock (the “Warrants”). In addition, in connection with the Offering, RocketFuel (BVI) Ltd., a wholly owned subsidiary of the Company, also entered into pre-launch token sale agreements with four investors for the issuance of 3,389,831 cryptographic tokens (the “Tokens”) when such Tokens are created. The Company plans to issue the Tokens in connection with a loyalty program it is developing, and these Tokens have not been issued as of August 18, 2023. The combined purchase price for one share of Common Stock, an accompanying Warrant and a Token was $0.2065. The Warrants are immediately exercisable at an exercise price equal to $0.2065 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date. On September 19, 2022, in connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four investors. The Purchase Agreement sets forth the economic terms set forth above and contains customary representations and warranties of the Company, as well as certain indemnification obligations of the Company and ongoing covenants for the Company. The Company also entered into a registration rights agreement with the investors requiring the Company to file within 90 days of closing a registration statement under the Securities Act covering the Common Stock sold in the private placement and the shares issuable upon exercise of the Warrants. The net proceeds to the Company from the Offering, excluding the proceeds, if any, from the exercise of the Warrants, are $700,000. In connection with the Offering, the Company issued 338,983 shares of its common stock to one of the investors for a commission.

On January 13, 2023, we completed a private of placement $150,000 principal amount of its secured convertible promissory notes. The purchase price was $150,000. There were three purchasers, including Gert Funk, our Chairman, and Peter M. Jensen, our Chief Executive Officer and a member of our Board of Directors. The third purchaser was a private investor. Each investor purchased a note for $50,000. The notes bear interest at 10% per annum and mature on July 13, 2023. The notes may be prepaid by us at any time. If we prepay the entire outstanding principal amount of a note on or before April 13, 2023, then there is no prepayment premium. If we prepay the entire outstanding principal amount of a note between April 14, 2023 and the maturity date, then we must also pay accrued interest on such principal amount in an amount equal to 50% of such principal amount. If we repay the outstanding principal amount of a note on or after the maturity date, then we shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount. As of August 18, 2023, we have not made any payments on any of these notes. The notes are convertible into shares of our Series A Preferred Stock at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The notes are secured by a security interest in all of our assets. Up to 1,000,000 shares of Series A Preferred Stock were approved by our board of directors. The Series A Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. In such event, the holders of the Series A Preferred Stock will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. We used the $150,000 net proceeds of the offering for general corporate purposes and to fund ongoing operations and expansion of our business.

As of March 31, 2023 and 2022 we had 32,427,446 and 31,965,083 shares of our common stock outstanding, respectively.

From January 1, 2018 through March 31, 2023, we granted stock options under our 2018 Stock Incentive Plan, as amended, to issue up to an aggregate of 6,441,886 shares of our common stock to our employees, directors, and consultants, at a weighted average exercise price of $0.21 per share (after re-pricing).

On January 18, 2023, we borrowed $200,000 from Peter M. Jensen, our CEO, pursuant to a convertible promissory note. The proceeds were to be used to support a transaction that ultimately was not consummated. On February 15, 2023, we repaid the loan in full together with $1,535 representing accrued interest at a rate of 10% per annum.

In order to help reduce our overhead, Peter M. Jensen, our Chief Executive Officer, and Bennett J. Yankowitz, our Chief Financial Officer, agreed for period November 15, 2022 through December 31, 2022 to accept shares of common stock in lieu of salary until our next financing is completed. The shares were valued based on the market price of $0.11 per share on such date. For the period November Jensen received 227,272 shares of our common stock ($25,000 worth of Common Stock at $0.11 per share) and Mr. Yankowitz received 113,636 shares of common stock ($12,500 worth of Common Stock at $0.11 per share).

As stated above, we closed the sale of $150,000 of convertible notes on January 13, 2023. Thereafter, Mr. Jensen and Mr. Yankowitz agreed to accept convertible notes in lieu of salary until our next financing is completed. The terms of the notes are as follows: (i) the principal amount thereof shall equal the amount of salary deferred commencing February 1, 2023; (ii) the Notes shall mature on October 1, 2023; (iii) the Notes shall bear interest at a rate of 10% per annum; (iv) if not repaid by July 1, 2023, there shall be a 50% premium, and if the Notes are not repaid by their maturity, there shall a 100% premium; (v) the Note holder shall have the option to convert all outstanding principal, interest and premium to shares of Series A Preferred at any time at $0.2065 per share; and (vi) the Notes shall otherwise have the same terms and conditions as the convertible notes issued in such $150,000 financing round.

Warrants:

As of March 31, 2023 and March 31, 2022, the total outstanding warrants to purchase of the Company’s common stock were 10,410,982 and 10,665,982 with a weighted average exercise price of $0.71 and $0.84, respectively. There were 1,694,915 new warrants issued with an average exercise price of $0.2065 during the fiscal year ended March 31, 2023. There were no warrants exercised, cancelled or expired during the fiscal year ended March 31, 2023. As of March 31, 2023, the weighted average remaining contractual term was 4.09 years.

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

The following is a summary of warrants for the years ended March 31, 2023 and 2022:

	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2021	1,565,982	1.00 to 1.65
Issued	9,950,000	0.75 to 1.00
Exercised	(850,000)	1.00 to 1.65
Canceled	-	-
Expired	-	-
Outstanding at March 31, 2022	10,665,982	$0.84
Issued	1,694,915	0.2065
Exercised	-
Canceled	-
Expired	1,950,000	1.00
Outstanding and exercisable at March 31, 2023	10,410,897	0.71
Weighted average remaining contractual term (years)		4.09

10. Stock-Based Compensation

Stock Option Plan

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020, March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. As of March 31, 2023 and 2022 there were 1,308,114 shares and 393,987 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan. As of the date of the filing of this Annual Report on Form 10-K, we had not yet solicited votes from our stockholders to approve the increase in the number of shares of our common stock available for grant pursuant to the 2018 Plan. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 Plan. In addition to the options discussed here, there have been 600,000 performance-based option shares issued outside the 2018 Plan.

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

On October 27, 2022, our Board of Directors approved the re-pricing of the exercise price of certain options totaling 5,597,970 (vested and unvested) from $0.33 per share to $0.2065 per share. All other terms of these stock option grants were unchanged. Also included in the re-pricing is a warrant to purchase 265,982 shares issued to our chief executive officer with an exercise price of $0.33 per share. As a result of this repricing, we recorded a total incremental stock-based compensation of $129,820 among which $90,679 was recorded as an additional expense for the fiscal year ended March 31, 2023.

Service-Based Stock Option Grants

In determining the fair value of the service-based options during the fiscal years ended March 31, 2023 and 2022, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Year Ended March 31
	2023	2022
Option exercise price per share	$0.0265-$0.13	$0.25 - $2.75
Grant date fair value per share	$0.11-$4.00	$0.20 - $2.75
Range of Expected volatility	161.0%-220.5%	161.0% - 220.5%
Expected term of option in years	3-10	3 - 6.25
Range of risk-free interest rate	0.50%-2.20%	0.50% - 2.20%
Dividend yield	-	-

Activity under the 2018 Plan for all service-based stock options for the years ended March 31, 2023 and 2022 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2021:	4,897,770	$1.08	9.63	$1,175,417
Granted	708,243	$0.31
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of March 31, 2022	5,606,013	$0.33	8.57	$5,000
Granted	875,000
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of March 31, 2023	6,481,013	0.33	7.74	-
Options vested and exercisable as of March 31, 2023

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

In determining the fair value of the performance-based options granted to Mr. Hall on September 14, 2020 and earned effective February 1, 2021, we utilized the Black-Scholes pricing model utilizing the following assumptions:

Performance -Based Options
Option exercise price per share	$1.08
Grant date fair market value per share	$1.08
Expected term of option in years	6.25
Expected volatility	240.1%
Expected dividend rate	0.00%
Risk free interest rate	0.54%

Activity under the 2018 Plan for all performance-based stock options for the years ended March 31, 2023 and 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2021	600,000	$1.08	9.83		$144,000
Granted	-
Exercised	-
Cancelled or forfeited	-
Options outstanding at March 31, 2022	600,000	$0.33	8.46	$	nil
Granted
Exercised
Cancelled or forfeited
Options outstanding as of March 31, 2023	600,000	0.33
Options vested and exercisable as of March 31, 2023

ROCKETFUEL BLOCKCHAIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

11. Commitments and Contingencies

Incentive Bonus Payable

In March 2023 we entered into a license agreement with a merchant pursuant to which we agreed to develop software for our Payouts product, which provides that we will convert amounts deposited in dollars with us into USD Coin (USDT) or another stablecoin. The license fee was $100,000, payable at the signing of the agreement. The merchant agreed to pay us a fee of 0.35% of each fiat deposit made, plus wire charges and ither direct expenses. We also agreed to pay the merchant a $110,000 incentive bonus payable when the merchant’s aggregate payouts made during the initial 24-month of the license equals or exceeds $3,000,000.

Legal Proceedings

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

In January 2022, the Company terminated its agreement with Scarola Schaffzib Zubatov PLLC (“SSZ”), which the Company had retained to represent it in litigation against Ellenoff Grossman & Schole LLP. The reason for the termination was that the Company believed that SSZ had overcharged for legal services provided. Subsequent to the termination, SSZ sent the Company additional invoices, to which the Company also objected. In August 2022 SZZ filed a lawsuit in the Supreme Court of the State of New York, County of New York, claiming it is owed approximately $120,000 in legal fees. The Company disputed that this amount was owed and contended that a portion of the legal fees previously paid should have been refunded. On July 11, 2023 the Court granted SSZ’s motion for summary judgement on its account stated cause of action and denied the Company’s cross-motion for an adjournment of the motion pending discovery. The Company has filed a notice of appeal and has accrued approximately $120,000 in accounts payable.

Other than as set forth below, we are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

12. Subsequent Events

With the exception of the following, all significant events subsequent to the close of the fiscal year ended March 31, 2023 have been disclosed in the notes to which the events apply to these financial statements.

Loan

On May 11, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by promissory note in the principal amount of $144,760 (the “Note”). A one-time interest charge of 12% ($17,371) was applied on the issuance date, resulting in net loan proceeds to us of $125,000. Accrued, unpaid Interest and outstanding principal, subject to adjustment, is required to be paid in nine payments each in the amount of $18,014.58 (a total payback to the Lender of $162,131.00). The first payment is due June 30, 2023 with eight subsequent payments each month thereafter. The loan closed on May 15, 2023. The Company has the right to prepay the Note at any time without premium of penalty.

Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and we will be obligated to pay to the Lender, in full satisfaction of our obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder pursuant to the conversion rights referred to below.

Following a default, the Lender may in its option, convert the outstanding principal and interest on the Note into shares of our common stock at a conversion price per share equal to 61% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 trading days prior to the date of conversion. We agreed to reserve a number of shares of our common stock equal to 4.5 times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

The Note provides for standard and customary events of default such as failing to timely make payments under the Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The interest rate on the Note increases to 22% upon the occurrence of an event of default. The Note also contains customary positive and negative covenants. The Note includes penalties and damages payable to the Lender in the event we do not comply with the terms of the Note, including in the event we do not issue shares of common stock to the Lender upon conversion of the Note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Note, we are required to pay the Lender liquidated damages in addition to the amount owed under the Note.

Issuance of Series B-1 and B-2 Preferred Stock

In July and August 2023, we sold 500,000 shares of our Series B-1 Preferred Stock and 400,000 shares of our Series B-2 Preferred Stock to three private investors for a cash purchase price of $0.25 per share.

The Series B-1 Preferred Stock has a 100% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. The Series B-1 Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.25 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. The Series B-2 Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. The Series B-2 Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.25 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events.

As a condition to the sale of the Series B-1 and B-2 preferred shares, we agreed to use the net proceeds from the sale of the securities for working capital purposes and not to use such proceeds: (a) for the satisfaction of any portion of our debt (other than payment of trade payables in the ordinary course of our business and prior practices), (b) for the redemption of any common stock or other securities, (c) for the settlement of any outstanding litigation or (d) in violation of the Foreign Corrupt Practices Act of 1977, as amended or any regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. The form of Subscription Agreement for the Series B-1 and B-2 preferred shares and the Certificates of Designation for the Series B-1 and B-2 preferred shares are filed as Exhibits 10.1, 3.1, and 3.2, respectively, to this Current Report on Form 8-K. The foregoing summaries of the terms of these documents are subject to, and qualified in their entirety by, such documents, which are incorporated herein by reference.

The representations, warranties and covenants contained in the Subscription Agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Subscription Agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Subscription Agreements, and this subsequent information may or may not be fully reflected in the Company’s public disclosures.

The shares of Series B-1 and B-2 Preferred Stock and the shares of common stock to be issued upon conversion of the Series B-1 and B-2 preferred shares sold in the private placement and to be issued have not been registered under the Securities Act or any state or other applicable jurisdiction’s securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdiction’s securities laws.

Issuance of Common Stock, Warrants and Options

On August 15, 2023 we sold 484,262 shares of our common stock to a private investor at a price of $0.2065 per share. The investor also received warrants to purchase 245,700 shares of our common stock at $0.2065 per share. The warrants expire on August 15, 2028. The investor was also invited to join our advisory board and received 100,000 stock options as compensation therefor. The options have a term of 10 years, an exercise price of $0.2065 per share and were fully vested on the date of grant.

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

Dated: August 21, 2023