Form 10-Q
period 2023-06-30
ROCKETFUEL BLOCKCHAIN, INC.
filed 2023-10-16
CIK 823546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding at October 16, 2023: 35,604,890

ROCKETFUEL BLOCKCHAIN, INC.

PART I FINCANCIAL INFORMATION

Item 1 Consolidated Financial Statements

ROCKETFUEL BLOCKCHAIN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	March 31, 2023

ASSETS
Current Assets:
Cash	$112,004	$421,566
Accounts receivable	1,450	-
Prepaid and other current assets	176,212	143,870
Total current assets	289,666	565,436
Intangible assets, net of accumulated amortization of $827,664 and $655,333, respectively	450,398	622,729
Property and equipment, net of accumulated depreciation and amortization of $4,721, and $10,814, respectively	28,202	28,202

Total Assets	$768,266	$1,216,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$603,878	$680,460
Payable to related party	25,562	25,633
Notes payable, net of discount of $17,290 and $0, respectively	403,493	276,667
Deferred revenue	55,844	57,231
Total current liabilities	1,088,777	1,039,991
Total liabilities	1,088,777	1,039,991

Stockholders’ equity:
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and March 31, 2023	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 32,427,446 and 32,427,446 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	32,428	32,428
Additional paid in capital	13,341,407	13,055,831
Accumulated deficit	(13,733,446)	(12,950,983)
Common Shares to be issued-related party	39,100	39,100
Total stockholders’ equity	(320,511)	176,376

Total Liabilities and Stockholders’ Equity	$768,266	$1,216,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022

Revenue, net	$235,459	$8,132

Operating expenses:
Research and development expenses	-	258,965
General and administrative expenses	998,081	1,237,954
Total operating expenses	998,081	1,496,919
Loss from operations	(762,622)	(1,488,787)

Other income (expense):
Interest expense	(19,841)	-
Other income – Gain from legal settlement	-	540,059
Total other (expense) income	(19,841)	540,059

Loss before provision for income taxes	(782,463)	(948,728)

Provision for income taxes	-	-

Net loss	$(782,463)	$(948,728)

Loss per common share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	32,427,446	31,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Month Periods Ended June 30, 2022 and 2023

(Unaudited)

	Common Stock Outstanding		Treasury Stock		Additional	Common Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	issued-related party	Deficit	Equity
Balance at March 31, 2022	31,975,083	$31,975	(10,000)	$(3,000)	$11,214,820	-	$(8,646,550)	$2,597,245
Cancellation of common stock	(3,610,394)	(3,610)	10,000	3,000	(13,440)	-	(562,009)	(540,059)
Stock-based compensation - employees and consultants option grants	-		-	-	291,382	-	-	291,682
Net loss	-	-	-		-		(948,728)	(948,728)
Balance at June 30, 2022	28,364,689	$28,365	-	$-	$11,492,762	-	$(10,121,287)	$1,399,840

Balance at March 31, 2023	32,427,446	$32,428	-	$-	$13,055,831	39,100	$(12,950,983)	$176,376
Stock-based compensation – employees and consultants option grants	-	-	-	-	285,576	-	-	285,576
Net loss	-	-	-	-	-	-	(782,463)	(782,463)
Balance as of June 30, 2023	32,427,446	$32,428	-	$-	$13,341,407	39,100	$(13,733,446)	$(320,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(782,463)	(948,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,331	87,081
Stock based compensation	285,576	291,382
Debt discount amortization	2,470	-
Gain from legal settlement	-	(549,059)
Changes in operating assets and liabilities:
Accounts receivable	(1,450)	2,113
Prepaid expenses and other current assets	(32,343)	(68,707)
Accounts payable and accrued expenses	(51,090)	170,230
Payable to related party	(25,562)	36,402
Accrued interest	17,371	-
Deferred revenue	(1,387)	(3,781)
Net cash used in operating activities	(416,547)	(974,067)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(5,393)
Software development cost	-	(162,488)
Net cash used in investing activities	-	(167,881)

Cash Flows from Financing Activities:
Proceeds from note payable	125,000	-
Payment on note payable	(18,015)	-
Net cash provided by financing activities	106,985	-

Net change in cash	(309,562)	(1,141,948)
Cash at beginning of period	421,566	2,634,794
Cash at end of period	$112,004	1,492,846

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,448	-
Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. Business

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim condensed consolidated financial information pursuant to Rule 8-03 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments), which we consider necessary, for a fair presentation of those financial statements. The results of operations for the three months ended June 30, 2023 and cash flows for the three months ended June 30, 2023 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. These unaudited financial statements should be read in conjunction with our consolidated financial statements as of March 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in accordance with consolidation accounting guidance. The Company’s subsidiaries consist of RocketFuel Blockchain Company (RBC) (incorporated in Nevada), RocketFuel A/S (incorporated in Denmark), and RocketFuel (BVI) (incorporated in the British Virgin Islands). All intercompany balances and transactions have been eliminated in consolidation.

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

(UNAUDITED)

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

We have determined that our derivative liability for the fiscal quarter ended June 30, 2023 was an immaterial amount.

Under our contract ordering policy, we first consider common shares issued and outstanding as well as reserved but unissued equity awards, such as under an equity award program. All remaining equity linked instruments such as, but not limited to, options, warrants, and debt and equity with conversion features are evaluated based on the date of issuance. If the number of shares which may be issued under our agreements exceed the authorized number of shares or are unable to be determined, equity linked instruments from that date forward are considered to be derivative liabilities until such time as the number of shares which may be issued under our agreements no longer exceed the authorized number of shares and are able to be determined.

On May 11, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by promissory note in the principal amount of $144,760 (the “Note”). See Note 7. The Note contains provisions meeting the definition of a derivative liability which therefore require bifurcation.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

At June 30, 2022, we estimated the fair value of the conversion feature derivatives embedded in the Note as the difference between the value of the Note with a conversion discount and without a conversion discount. Upon an event of default, the Lender has the right to convert outstanding principal plus accrued interest into common stock at a conversion price of 61% multiplied by the lowest trading price of our common stock. We then computed the present value of the bond components of the Note assuming (1) conversion upon an event of default and (2) repayment of the Note in full in cash, in each case using a 35% discount factor for a term of 0.86 years, and weighted the resulting present values based on assumed probabilities of 85% for conversion upon an event of default, 10% for repayment in full and 5% for complete default. We then applied a 6.4% issuance negotiation discount to the resulting probability-weighted bond value. The 35% discount rate was calculated by adding the observed issuance spread of 29.6% to the risk-free rate of 5.4% per annum for the remaining term of 0.86 years. We determined that the amount of derivative liability for the fiscal quarter ended June 30, 2023, as well as the change from the previous quarter, was not material.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Net Loss Per Share

Net loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the weighted average number of common shares outstanding are increased to include additional shares from the assumed exercise of share options, if dilutive. The dilutive effect, if any, of convertible instruments or warrants is calculated using the treasury stock method. There are no outstanding dilutive instruments as the outstanding convertible instruments, stock options and warrants would be anti-dilutive if converted or exercised for the three months ended June 30, 2023 and 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	June 30, 2023	June 30, 2022
Stock options – vested and exercisable	3,500,139	2,735,290
Common Stock Warrants	10,410,897	10,655,982
Total potential dilution	13,911,036	13,401,272

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 3. Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incorporated our business on January 12, 2018, the date of our inception, and commenced commercial operations in March 2021. During the three months ended June 30, 2023, we reported a net loss of $782,463, which included as a component of general and administrative expenses in the statements of operations a non-cash stock-based compensation charge of $285,576, and cash flows used in operating activities during the three months ended June 30, 2023 of $416,547. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. Intangible Assets; Property, Plant & Equipment

The Company’s property, plant and equipment assets are comprised of the following:

	Useful Life	June 30, 2023	March 31, 2023
Capitalized software development costs	2 years	$1,278,062	$1,278,062
Computer equipment	3 years	28,202	39,105
Less: Accumulated depreciation and amortization		(827,664)	(666,146)
Combined intangible assets, property and equipment, net		$478,600	$650,931

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

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

Depreciation and amortization expenses amount to $172,331 and $87,081 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 5. Related Party Transactions

During the three months ended June 30, 2023, and 2022, our chief financial officer was affiliated with legal counsel who provided us with general legal services (the “Affiliate”). We recorded legal fees paid to the Affiliate of $6,663 and $58,058 for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, and March 31, 2023, we had $25,562 and $25,633 respectively, payable to the Affiliate.

On January 13, 2023, we completed a private of placement $150,000 principal amount of our secured convertible promissory notes. The purchase price was $150,000. There were three purchasers, including Gert Funk, our Chairman, and Peter M. Jensen, our Chief Executive Officer and a member of our Board of Directors. The third purchaser was a private investor. Each investor purchased a note for $50,000. The notes bear interest at 10% per annum and mature on July 13, 2023. The notes may be prepaid by us at any time. If we prepay the entire outstanding principal amount of a note on or before April 13, 2023, then there is no prepayment premium. If we prepay the entire outstanding principal amount of a note between April 14, 2023, and the maturity date, then we must also pay accrued interest on such principal amount in an amount equal to 50% of such principal amount. If we repay the outstanding principal amount of a note on or after the maturity date, then we shall also pay accrued interest on such principal amount in an amount equal to 100% of such principal amount. As of June 29, 2023, we have not made any payments on any of these notes; however, the note purchasers have not yet declared a default. The notes are convertible into shares of our Series A Preferred Stock at a conversion price equal to (a) the outstanding principal amount of, plus all accrued interest on, the note divided by (b) $0.2065. The conversion price is subject to adjustment for certain stock splits, recapitalizations and other similar events. The notes are secured by a security interest in all of our assets. Up to 1,000,000 shares of Series A Preferred Stock were approved by our board of directors. The Series A Preferred Stock has a 200% liquidation preference over the common stock and any other future series of preferred stock, payable in the event of a liquidation or merger of us. In such event, the holders of the Series A Preferred Stock will be entitled to a priority distribution equal to 200% of the deemed issue price of $0.2065 per share, (i.e., $0.4130 per share). The Series A Preferred Stock is convertible at the option of the stockholder into shares of common stock at a conversion price of $0.2065 per share, subject to adjustment for certain stock splits, recapitalizations and other similar events. We used the $150,000 net proceeds of the offering for general corporate purposes and to fund ongoing operations and expansion of our business.

On June 30, 2023, we issued convertible notes to Officers Gert Funk, Bennett Yankowitz, and Peter Jensen totaling $383,652 for deferred compensation and bonuses. See Note 7.

NOTE 6. Deferred Revenue

We enter into certain contracts typically having initial one-year terms which define the scope of services to be provided. These contracts can include agreed-upon setup fees during the initial one-year term, which setup fees are recorded as deferred revenue and amortized ratably over the initial one-year term. During the three months ended June 30, 2023 and 2022, we recorded revenues of $235,459 and $8,132 respectively. Deferred revenue was $55,844 and $57,231 as of June 30, 2023 and March 31, 2023, respectively.

NOTE 7. Stockholders’ Equity (Deficit)

Stock:

On January 13, 2023, we completed a private of placement $150,000 principal amount of its secured convertible promissory notes. See Note 5. We used the $150,000 net proceeds of the offering for general corporate purposes and to fund ongoing operations and expansion of our business.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Our chief executive officer, Peter Jensen, and our chief financial officer, Bennett Yankowitz, agreed to accept convertible notes in lieu of salary for a portion of the fiscal quarter ended June 30, 2023. The total amount of salary deferred was $64,583.35 The terms of the notes are as follows: (i) the principal amount thereof shall equal the amount of salary deferred; (ii) the Notes shall mature on October 1, 2023; (iii) the Notes shall bear interest at a rate of 10% per annum; (iv) if not repaid by December 31, 2023, there shall be a 50% premium, and if the Notes are not repaid by their maturity, there shall a 100% premium; (v) the Note holder shall have the option to convert all outstanding principal, interest and premium to shares of Series A Preferred at any time at $0.2065 per share; and (vi) the Notes shall otherwise have the same terms and conditions as the convertible notes issued in the January 2023 $150,000 financing round.

Warrants:

As of June 30, 2023, the total outstanding warrants to purchase of the Company’s common stock were 10,410,982 with a weighted average exercise price of $0.71. There were no new warrants issued during the three months ended June 30, 2023. As of June 30, 2023, the weighted average remaining contractual term was 3.84 years.

Loan

On May 11, 2023, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by promissory note in the principal amount of $144,760 (the “Note”). A one-time interest charge of 12% ($17,371) was applied on the issuance date, resulting in net loan proceeds to us of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments each in the amount of $18,014.58 (a total payback to the Lender of $162,131.00). The first payment was due and was paid on June 30, 2023 with eight subsequent payments due each month thereafter. The loan closed on May 15, 2023. The Company has the right to prepay the Note at any time without premium of penalty.

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

NOTE 8. Stock- Based Compensation

Stock Option Plan:

On August 8, 2018, the Board and stockholders holding a majority of our voting power approved the RocketFuel Blockchain, Inc., 2018 Plan, which plan enables us to make awards that qualify as performance-based compensation. Under the terms of the 2018 Plan, the options will (i) be incentive stock options, (ii) have an exercise price equal to the fair market value per share of our common stock on the date of grant as determined by an independent valuation by a qualified appraiser, (iii) have a term of 10 years, (iv) vest and become exercisable pursuant to the terms set forth in the grantees stock option agreement, (v) be subject to the exercise, forfeiture and termination provisions set forth in the 2018 Plan and (vi) otherwise be evidenced by and subject to the terms of our standard form of stock option agreement. We initially reserved 2,000,000 shares of our common stock for issuance in connection with awards under the plan. On September 15, 2020 and March 18, 2021, our board of directors unanimously resolved to amend the 2018 Plan to increase the number of shares of our common stock available for grant to 4,000,000 shares and 6,000,000 shares, respectively. On May 10, 2022, the Board has approved a plan to increase the number of shares to 8,000,000 for 2018 plan. As of June 30, 2023 and March 31, 2023, there were 1,408,144 and 1,658,144 shares, respectively, of our common stock available for grant pursuant to the 2018 Plan.

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Activity under the 2018 Plan for all service-based stock options for the three months ended June 30, 2023 are as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2023:	6,481,013	0.33	7.74	-
Granted	250,000	-
Exercised	-	-
Cancelled or forfeited	-	-
Options outstanding as of June 30, 2023	6,731,013	0.33	7.49
Options vested and exercisable as of June 30, 2023	3,500,139

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

Activity under the 2018 Plan for all performance-based stock options for the three months ended June 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2023:	600,000	0.33	7.46	-
Granted
Exercised
Cancelled or forfeited
Options outstanding as of June 30, 2023	600,000	0.33	7.21	-
Options vested and exercisable as of June 30, 2023	435,945	0.33

NOTE 9. Commitments and Contingencies

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

ROCKETFUEL BLOCKCHAIN, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 10. Subsequent Events

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

Issuances of Convertible Note

In September 2023, we agreed to issue a $35,000 principal amount convertible note to a vendor in exchange for services. While the terms of the note have not yet been determined, we expect that the note will mature on September 14, 2025, bear interest at 6% per annum and be convertible into shares of our common stock at a conversion price of $0.10 per share.

Our chief executive officer, Peter Jensen, and our chief financial officer, Bennett Yankowitz, agreed to accept convertible notes in lieu of salary for a portion of the fiscal quarter ended June 30, 2023. See Note 7. For the period July 1 through August 31, 2023, they deferred additional salary totaling $41,667, which will be converted to convertible notes.

In December 2022, Messers Jensen and Yankowitz had agreed to accept restricted shares of our common stock in lieu of salary and accrued bonuses for the fiscal quarter ended December 31, 2022. The amount owed Mr. Jensen was $55,000 and the amount owed Mr. Yankowitz was $21,250. The shares were to be issued at the closing market price on December 5, 2022 of $0.11 per share. The shares were issued by our transfer agent on July 11, 2023; Mr. Jensen received 500,000 shares and Mr. Yankowitz received 193,182 shares.

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

Our chief executive officer, Peter Jensen, and our chief financial officer, Bennett Yankowitz ,agreed to accept convertible notes in lieu of salary for a portion of the fiscal quarter ended June 30, 2023. See Note 7. For the period July 1 through August 31, 2023, they deferred additional salary totaling $41,667, which will be converted to convertible notes.

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

Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that we have identified all possible issues which we might face. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise except as required by law. We urge readers to review carefully the risk factors described in this Quarterly Report and in our annual report filed on Form 10-K filed with the Securities and Exchange Commission on August 21, 2023. You can read these documents at www.sec.gov.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the financial statements as of March 31, 2023 which are included in our Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended June 30, 2023 as compared to the significant account policies described in our Annual Report on Form 10-K for the year ended March 31, 2023. Our discussion and analysis of our financial condition and results of operations are based upon these financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from our estimates. However, results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the Three Months Ended June 30, 2023 vs June 30, 2022

Revenues

During the three months ended June 30, 2023, we recorded revenues of $235,459, including a combined total of $55,561 of transaction fees and the recognition of amortization of deferred setup fee revenues in connection with the execution of contracts with customers. During the three months ended June 30, 2023, we recorded revenues of $55,844 for similar recognition of deferred revenues.

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $0 as compared with $258,965 for the prior year period, a decrease of $258,965. The decrease is primarily a result of a larger portion of effort of contract developers and the payroll expenses being directed toward capitalized development of and improvements in our blockchain technology software for payment processing.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $915,072 as compared with $1,237,954 for the prior year period, a decrease of $322,882. The decrease is primarily a result of (i) less costs due to more streamlining of our payment software and payout processes. (ii) less fees paid for processing payments.

Stock-based compensation for the three months ended June 30, 2023 of $285,576 was composed of (i) stock options granted to employees including repricing of prior options granted.

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

As of June 30, 2023, we had cash of $112,004, an decrease of $1,324,886 as compared to a cash balance of $1,436,890 as of June 30, 2022. Our current cash requirements are approximately $138,849 per month.

During the three months ended June 30, 2023, net cash of $416,547 was used in operating activities. Net cash used in operating activities was primarily composed of our net loss of $699,454 and offset by (i) $285,576 of non-cash stock-based compensation in connection with the grant of employee stock options and; (ii) increase in depreciation and amortization of $172,331.

During the three months ended June 30, 2023, no net cash was provided by investing activities. There were no options exercised during the three months ended June 30, 2023 and 2022.

During the three months ended June 30,2023, net cash of $106,985 was used in financing activities. There were proceeds from notes payable of $125,000 offset by $18,015 of payments on notes payables.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2023, we reported a net loss of $699,454, which included non-cash stock-based compensation of $285,576 and cash flows used in operating activities of $416,547. As a result, management believes that there is substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded that, as of June 30, 2023, our internal controls over financial reporting were not effective.

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

Item 1A. Risk Factors

The Risk Factors identified in our Annual Report on Form 10-K for the year ended March 31, 2023 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities

We had no placements or sales of the Company’s equity securities during the three-month period ended June 30, 2023.

Item 6. Exhibits

The following are filed as part of this Form 10-Q:

Exhibit				Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement, dated June 27, 2018, by and among the Company, RocketFuel Blockchain Company, Joseph Page, Gert Funk, PacificWave Partners Limited, PacificWave Partners UK Ltd. And Saxton Capital Ltd.	8-K	2.1	6/29/18

3.1	Articles of Incorporation	S-1	3.1	9/8/87

3.2	Amended and Restated Bylaws	8-K	3.1	6/29/18

3.3	Certificates of Amendment to Articles of Incorporation through December 31, 2017	S-1	3.3	3/30/21

3.4	Certificate of Designation for Series B-1 Preferred Stock	8-K	3.1	8/8/23

3.2	Certificate of Designation for Series B-2 Preferred Stock	8-K	3.2	8/8/23

3.4	Certificate of Amendment, dated September 25, 2018, as filed with the Secretary of State of the State of Nevada	S-1	3.4	3/30/21

3.5	Certificate of Designation of Series A Preferred Stock	8-K	3.1	1/19/23

4.1	Form of Warrant	8-K	4.1	9/23/22

4.2	Form of Token Sale Agreement	8-K	4.2	9/23/22

4.3	Form of Convertible Note	8-K	4.1	1/9/23

10.1	Indemnification Agreement dated as of January 19, 2016, between Bennett Yankowitz and the Company	8-K	10.2	1/22/16

10.2	Indemnification Agreement dated as of January 19, 2016, between Henrik Rouf and the Company	8-K	10.3	1/22/16

10.3	2018 Stock Incentive Plan	14-C	Annex B	8/28/18

10.4	Subscription Agreement, dated April 29, 2020, between the Company and Investorlisten ApS	S-1	10.4	3/30/21

10.5	Warrant Agreement, dated May 1, 2020, between the Company and Investorlisten ApS	S-1	10.5	3/30/21

10.6	Agreement with Investorlisten ApS	S-1	10.6	3/30/21

10.7	Executive Employment Agreement, dated as of September 15, 2020, between the registrant and Peter M. Jensen	8-K	10.1	9/21/20

10.8	Indemnification Agreement dated as of September 15, 2020, between Peter M. Jensen and the Company	S-1	10.8	3/30/21

10.9	Amendment No. 1 to 2018 Stock Option Plan	8-K	10.2	9/21/20

10.10	Executive Employment Agreement, dated as of September 14, 2020, between the registrant and Rohan Hall	8-K	10.1	10/8/20

10.11	Indemnification Agreement dated as of September 14, between Rohan Hall and the Company	S-1	10.11	3/30/21

10.12	Common Stock Purchase Agreement dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.1	3/3/21

10.13	Common Stock Purchase Warrant dated as of February 25, 2021 between Triton Funds LP and RocketFuel Blockchain, Inc.	8-K	10.2	3/3/21

10.14	Indemnification Agreement dated as of January 1, 2021, between Gert Funk and the Company	S-1	10.14	3/30/21

10.15	Indemnification Agreement dated as of February 15, 2021, between Kurt Kumar and the Company	S-1	10.15	3/30/21

10.16	Amendment No. 2 to 2018 Stock Option Plan	S-1	10.16	3/30/21

10.17	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Bennett J. Yankowitz	S-1	10.17	3/30/21

10.18	Executive Employment Agreement, dated as of February 15, 2021, between the registrant and Gert Funk	S-1	10.18	3/30/21

10.19	Warrant dated February 15, 2021, from the Company to Peter M. Jensen	S-1	10.19	3/30/21

10.20	Settlement Agreement and Mutual Release, dated June 8, 2022, between RocketFuel Blockchain, Inc., RocketFuel Blockchain Company and Joseph Page	8-K	10.1	6/13/22

10.21	Securities Purchase Agreement dated September 19, 2022	8-K	10.1	9/23/22

10.22	Form of Subscription Agreement dated January 13, 202	8-K	10.1	1/19/23

10.23	Securities Purchase Agreement between 1800 Diagonal Lending LLC and RocketFuel Blockchain, Inc., dated as of May 11, 2023	8-K	10.1	5/18/23

10.24	$144,760 Promissory Note between 1800 Diagonal Lending LLC and RocketFuel Blockchain, Inc., dated May 11, 2023	8-K	10.2	5/18/23

10.25	Form of Subscription Agreement for Series B-1 and B-2 Preferred Stock	8-K	10.1	8/8/23

14.1	Code of Ethics	10-KSB	99.1	3/30/04

14.2	Amended and Restated Code of Ethics	S-1	14.2	3/30/21

21.1	Subsidiaries of the registrant	S-1	21.1	3/30/21

31.1	Certification of Principal Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: October 16, 2023

